Form 10-K
period 2024-12-31
EBAY INC
filed 2025-02-27
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $26,462,543,018 based on the closing sale price as reported on The Nasdaq Global Select Market.
466 million shares of common stock issued and outstanding as of February 21, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2024

PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (including, but not limited to, those relating to future business, future results of operations or financial condition, inflationary pressure, foreign exchange rate volatility and geopolitical events, new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “plan,” “possible,” “potential,” “pursue,” “probable,” “remain,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” “would” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

•fluctuations in, and our ability to predict, our results of operations and cash flows;
•our ability to convert visits into sales for our sellers, attract and retain sellers and buyers, and execute on our business strategy;
•our ability to compete in the markets in which we participate;
•our ability to generate revenue from our foreign operations and expand in international markets;
•the impact of inflationary pressure, fluctuations in foreign currency exchange rates, elevated interest rates, geopolitical events such as the ongoing wars in Ukraine and in the Middle East, terrorist activities, and public health events;
•our ability to keep pace with rapid technological developments or continue to innovate and create new initiatives to provide new programs, products and services;
•our ability to operate and continuously develop our payments system and financial services offerings;
•the impact of new and evolving domestic and foreign government laws, regulations, rules and standards that affect us, our business and/or our industry, including the impact of potential changes in tariffs or sanctions and escalating trade wars;
•our reliance on third-party providers;
•our ability to protect or enforce our intellectual property rights;
•our ability to deal effectively with fraudulent activities on our Marketplace platforms;
•the impact of any security breaches, cyberattacks or system failures and resulting interruptions;
•our ability to attract, retain and develop highly skilled employees;
•our ability to identify, complete and integrate suitable acquisitions and other strategic transactions needed to meet our goals;
•our ability to accomplish or accurately track and report results related to our environmental, sustainability, and similar goals;
•current and potential litigation and regulatory and government inquiries, investigations and disputes involving us or our industry;
•our ability to generate sufficient cash flow to service our indebtedness;
•the impact of evolving sales and other tax regimes in various jurisdictions and anticipated tax liabilities; and
•the success of our recent and potential acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments.

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

WEBSITE DISCLOSURES

We use our website (www.ebayinc.com) to announce material non-public information to the public and to comply with our disclosure obligations under Regulation Fair Disclosure (Reg FD). We also use our website to communicate with the public about our Company, our services and other matters. Our SEC filings, press releases and recent public conference calls and webcasts can also be found on our website. The information we post on our website could be deemed to be material information under Reg FD. We encourage investors and others interested in our Company to review the information we post on our website. Information contained in or accessible through our website is not a part of this Annual Report on Form 10-K.

ITEM 1: BUSINESS

Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “eBay” or the “Company” in this Annual Report on Form 10-K, we mean eBay Inc. and its consolidated subsidiaries.

Overview

Founded in 1995 in San Jose, California, eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and unique selection. In 2024, eBay enabled $75 billion of Gross Merchandise Volume (“GMV”).

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

eBay’s strategy is to leverage technology to enhance the marketplace experience for our customers, drive growth in GMV, increase the rate of revenue growth through our advertising initiatives, and deliver healthy operating margins. Beginning in 2020, we embarked on a multi-year journey to build more compelling category experiences for enthusiastic consumers, to become the partner of choice for sellers, and to strengthen trust in relationships with buyers on our Marketplace platforms. In 2023, we evolved our strategy to focus on reinventing the future of ecommerce for enthusiasts. We derived a majority of GMV in 2024 from the following product categories: parts & accessories, collectibles, fashion, electronics, and home & garden.

Since late 2021, eBay has managed payments for all transactions on our Marketplace platforms, delivering intuitive end-to-end payment experiences for our current and next-generation customers. Our customers enjoy significant choice and flexibility in how they pay and get paid on our Marketplace platforms. Additionally, we are continuing to launch and expand services such as eBay Balance, Express Payouts, and Seller Capital to cater to the needs of our customers and drive greater marketplace engagement.

We are focused on growing our first-party advertising revenue while reducing our focus on non-strategic, third-party advertising. We currently offer several advertising solutions to our sellers, including: Promoted Listings, Promoted Offsite, and Promoted Stores. Through these offerings, we aim to provide sellers with data-driven recommendations to improve their conversion and drive velocity. We are also actively testing and building more technology features to simplify the advertising experience, increase listing visibility, and drive continued business growth.

We have acquired and disposed of a significant number of businesses, technologies, services and products, and we maintain investments in certain businesses. We regularly review and manage our investments to ensure they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability, and capital allocation. We expect to continue to evaluate and consider potential strategic transactions as part of our strategy, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures.

Our Customer Offerings

We provide a number of features for our sellers and buyers that align with our approach of leveraging technology, including generative AI (“Gen AI”), to enhance the marketplace experience for our customers. These offerings are designed to build trust and confidence on our Marketplace platforms and drive GMV.

For sellers, we are focused on simplifying their business processes to help drive their sales effectively and efficiently, and we continuously invest in technology to enhance the quality of selling experiences and products to expand the seller tools ecosystem. In 2024, we expanded our new magical listing experience to more sellers in more markets, saving them time and effort as they create their listings. We also launched a redesigned advertising dashboard across our global markets to enable sellers to have a more cohesive, streamlined view of their advertising reach, spend, and other metrics, giving them more tools to make the best decisions for their businesses. The dashboard enhances the advertising experience for sellers, providing artificial intelligence (“AI”) driven insights and personalized recommendations to help sellers grow their businesses. Additionally, we offer the eBay International Shipping program for sellers in the United States, surfacing millions of listings to buyers across more than 190 markets while removing the friction of international shipping and customs formalities.

For buyers, we are changing the way they find inventory through discovery, personalization and other innovative experiences. We are utilizing AI to transform the shopping experience for buyers. In 2024, we launched Shop the Look, which leverages Gen AI to create shoppable content and fashion recommendations. We also launched Explore, an AI-powered shopping feed enabling users to browse a nearly unlimited list of personalized recommendations based on their interests, style preferences, and sizes. We intend to continue to invest in AI and Gen AI to improve the quality of our buying and selling experiences.

Additionally, we have continued to strengthen our buyers’ confidence and trust in our services. We offer “eBay Money Back Guarantee,” which allows buyers to receive their money back if the item they ordered does not arrive, is faulty or damaged, or does not match the listing. eBay Money Back Guarantee covers most items purchased on the eBay Marketplace platforms in the United States, the United Kingdom, Germany, Australia, Canada, France, Italy and Spain through a qualifying payment method. In addition, eBay authenticates eligible luxury and collectible items in six categories through “Authenticity Guarantee,” an authentication service available in the United States, the United Kingdom, Germany, Australia, Canada, and Japan. In our parts & accessories category, we offer tools that drive trusted and convenient transactions, including fitment to ensure that buyers can find the right parts to fit their vehicles and select installation services that make maintenance and repairs easier. We also continue to expand our eBay Refurbished offering, a dedicated destination that brings inventory from pre-selected brands and top-rated sellers with standardized condition grading, to meet consumer demand for top products backed by a warranty.

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

eBay for Charity empowers buyers and sellers to support charities around the world. In 2024, eBay for Charity partnered with the GLIDE Foundation, the Elton John AIDS Foundation, World Central Kitchen, Six Degrees Org, Deckaid, and Homes for Our Troops, amongst others. In 2024, more than $192 million was raised by buyers and sellers to support charities via eBay for Charity.

The eBay Foundation helps to build economically vibrant and thriving communities. During 2024, the eBay Foundation granted nearly $18 million through strategic grantmaking and our employee gift-matching program, primarily to support historically excluded entrepreneurs. To date, the eBay Foundation has awarded nearly $140 million to more than 1,800 nonprofits.

Recommerce has been an integral part of eBay’s purpose since the Company was founded in 1995. As a pioneer of the circular economy, eBay has created an online marketplace where people can buy and sell pre-owned goods. This helps preserve the world’s natural resources by avoiding a portion of the carbon emissions, water, energy and waste typically used in producing new goods.

In 2024, eBay sourced 100% of its electricity consumption for eBay-controlled offices and data centers from renewable sources, reaching our 2025 renewable energy goal one year early. eBay has also set emissions reduction targets, including near- and long-term science-based targets, and a 2045 net-zero target, that have been validated by the Science Based Targets initiative. In 2024, eBay was ranked in the United States Environmental Protection Agency’s Green Power Partnership National Top 100 and Top 30 Tech & Telecom for the fifth year. In 2024, eBay was also recognized for its commitment to sustainability and responsible business by its inclusion in the Dow Jones Best-in-Class World and North American Indices (formerly known as the Dow Jones Sustainability Indices) for the sixth straight year.

Financial Information

We measure our footprint in our addressable market according to GMV. GMV consists of the total value of all paid transactions between users on our Marketplace platforms during the applicable period inclusive of shipping fees and taxes. In 2024, we generated $75 billion in GMV, of which 49 percent was generated outside the United States. We believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our Marketplace platforms in a given period.

At the end of 2024, eBay had 134 million active buyers and 2.3 billion live listings globally. The term “active buyer” means, as of any date, all buyer accounts that paid for a transaction on our Marketplace platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

We generate net revenues through two activities, Marketplace activities which primarily consist of commissions from the service of connecting buyers and sellers on our secure and trusted Marketplace platforms and Advertising activities, which primarily consist of fees charged to sellers to promote their listings. The majority of our revenue comes from a take rate on the GMV of transactions paid on our Marketplace platforms. We define “take rate” as net revenues divided by GMV.

Our Marketplace platforms are designed to enable our buyers and sellers to leverage our economies of scale and capital investments in sales and marketing, mobile, customer acquisition, technology innovation and customer service.

Competition

We encounter vigorous competition in our business from numerous sources. Our users can list, sell, buy, and pay for similar items through a variety of competing online, mobile and offline channels. These include, but are not limited to, retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, directories, search engines, commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face additional competition from other online, mobile and offline channels for those new offerings. We compete on the basis of numerous factors, including price, product selection and services, and geographical reach.

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

Our business is subject to payments reporting requirements for our sellers in many jurisdictions. For example, in the United States, legislation was passed in 2021 requiring all businesses that process payments to issue a Form 1099-K for all sellers who receive more than $600 in gross payments in a year, a decrease from the previous reporting threshold of $20,000 and 200 transactions. The Internal Revenue Service (“IRS”) delayed the enforcement of this rule twice until 2024, when it announced a phase-in threshold of $5,000 for 2024 and $2,500 for 2025. As a result, Form 1099-Ks for the $5,000 threshold were issued in January 2025 for 2024 transactions and Form 1099-Ks for the $2,500 threshold will be issued beginning in January 2026 for 2025 transactions, subject to potential new federal legislation raising the threshold and/or future IRS action. Outside the United States, we have complied with reporting requirements in the European Union and United Kingdom, among other jurisdictions, and more countries and jurisdictions continue to enact similar requirements. Tax collection and/or reporting responsibilities and the additional costs associated with compliance with complex sales and use tax collection, remittance and audit requirements, could create additional burdens for buyers and sellers on our Marketplace platforms.

The E.U. Digital Services Act (the “DSA”) took effect for all online platforms in February 2024. The DSA imposes legal obligations on online marketplaces operating in Europe, requiring them to verify and ensure the accuracy and disclosure of required information, as well as the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that created additional operational burdens and compliance costs for us. Additionally, in late 2023, the United Kingdom’s Online Safety Act (the “OSA”) became law, and in 2024 the United Kingdom’s Digital Markets, Competition and Consumers Act (the “DMCCA”) became law. The OSA created requirements around monitoring and handling harmful content and required us to expend resources to comply with the new regulations. The DMCCA expands the investigative and enforcement powers of the Competition and Markets Authority, modifies the United Kingdom merger control rules, and creates a new consumer protection regime. We may expend additional resources to comply with the DMCCA.

For more information regarding the regulations that impact our business and our legal and regulatory risks, see the information in “Item 1A: Risk Factors” under the category “Regulatory and Legal Risks.”

Seasonality

Transaction activity patterns on our Marketplace platforms generally trend in line with consumer buying patterns. Seasonal trends have been influenced by macroeconomic conditions, foreign exchange rate fluctuations, as well as the introduction and scaling of new products by us and our competitors. Please see the additional information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

Technology

The eBay Marketplace platforms use a combination of proprietary technologies and services as well as technologies and services provided by others. We have developed intuitive user interfaces; buyer, seller and developer tools; and transaction processing, database and network applications that help enable our users to reliably and securely complete transactions on our Marketplace platforms. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers. Our infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences.

In support of our commitment to innovation and a better customer experience, we have been on a multi-year evolution to modernize our Marketplace platforms. Through technologies like AI, including Gen AI, we are anticipating the needs of buyers, sellers and developers, empowering entrepreneurs looking to grow their business, and making the Marketplace platforms more accessible to everyone. We aim to create highly personalized and inspiring shopping experiences powered by advanced technologies.

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the captions “Cyberattacks and data security breaches and incidents could significantly damage our reputation, reduce our revenues, increase our costs, result in litigation and regulatory penalties, and otherwise harm our business,” “Systems failures and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business” and “New laws and increasing levels of regulation in the areas of privacy and protection of user data could harm our business.”

Intellectual Property

We regard the protection of our intellectual property, including our trademarks (particularly those covering the eBay name), patents, copyrights, domain names, trade dress and trade secrets as critical to our success. We protect our intellectual property rights by relying on federal, state and common law rights in the United States and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights in products and services. We routinely enter into confidentiality and invention assignment agreements with our employees and contractors and nondisclosure agreements with parties with whom we conduct business to limit access to and disclosure of our proprietary information.

We routinely pursue registration of our domain names, trademarks and patents in the United States and internationally. Additionally, we have filed patent applications in the United States and internationally covering certain aspects of our proprietary technology. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is typically expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in an increasing number of jurisdictions, a process that is expensive and time consuming and may not be successful.

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

From time to time, third parties have claimed — and others will likely claim in the future — that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 1A: Risk Factors” under the captions “The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner, may harm our business,” and “We may be unable to adequately protect or enforce our intellectual property rights and face ongoing allegations by third parties that we are infringing their intellectual property rights.”

Human Capital Management

As of December 31, 2024, we employed approximately 11,500 people globally, of which, approximately 7,000 were located in the United States. eBay has robust people-focused programs to attract, support and retain our employees globally. Our recruitment, development, compensation and benefits, wellness, and our eBay DNA are designed to reflect our values, ensure eBay’s competitiveness in the talent market and ensure we support our employees’ well-being. eBay’s management is focused on delivering programs that develop and support our people and connect them with our customers, our community, and each other. We believe that our employees are important to our overall success. The Compensation and Human Capital Committee of our Board of Directors oversees our human capital management strategy and practices, including our talent recruitment, development and retention, employee engagement, succession planning, and company culture.

Culture and the eBay DNA

eBay’s purpose is to connect people and build communities to create economic opportunity for all, which continues to serve as the backbone of our culture. We bring this purpose to life through five core elements that make up the eBay DNA: Empower our Community, Innovate Boldly, Deliver with Impact, Be for Everyone, and Act with Integrity. Our human capital management programs tend to focus on the two elements described below, but these programs are designed and intended to support each of our five core elements.

Be For Everyone

At eBay, our core value — “Be for Everyone”— fuels our commitment to diversity, inclusion, and belonging. We strive to create a workplace where every employee feels valued, empowered, and able to bring their best, most innovative selves to work. This commitment fosters creativity, strengthens engagement, and cultivates a deep sense of belonging, which we believe is essential for driving corporate performance, achieving business goals, and delivering shareholder value.

As a global marketplace connecting millions of buyers and sellers, eBay’s purpose is to build communities and create economic opportunity for all. By embracing diverse perspectives and fostering an inclusive culture, we enhance innovation, deepen our understanding of customers, and strengthen the connections that drive our business. We believe that fostering belonging and reflecting the diversity of our global community helps us attract and retain consumers, expand the breadth of inventory on our Marketplace platforms, and create long-term value for our shareholders.

We engage with our people on an ongoing basis to support their physical, financial, and mental well-being for them and their families through expanded wellness resources. As part of these efforts, we have continued our focus on ensuring our employees and their families have access to high quality care. We also seek to make that care affordable. Throughout the year, we emphasize the importance of our employees’ well-being and continue to provide mental health training for managers and peers. In 2024, we introduced Thrive Global, a wellness program to encourage small habit changes that positively impact overall well-being, and launched a global financial well-being education campaign to promote financial literacy and health. We believe our commitment to well-being support programs strengthens our ability to attract and retain the top talent we need to achieve our business goals and drive shareholder value by supporting eBay employees and their families in moments that matter.

Act With Integrity

We are committed to ethics and acting with integrity. We regularly communicate about the importance of being open, honest, ethical and authentic with ongoing trainings and “tone from the top” topics that encourage conversations between leaders and our employees. We also host an annual Ethics and Compliance Week focused on celebrating ethical decision making and conduct and educating employees about our programs and the resources available to them to support them in acting with integrity. By fostering an ethical culture, where speaking up is encouraged, we believe that we reduce company risk, protect our business and ultimately serve our shareholders’ best interests.

In addition to multiple channels for sharing feedback, we also regularly survey our employees through our eBay Listens program. We ask about trust and engagement, their experience with diversity, inclusion and belonging, ethics and integrity, and we also ask for upward feedback about managers. We believe our employees welcome sharing their points of view with us and are encouraged by how their input molds several strategic programs and our values, including our commitments in critical areas such as Impact and Responsibility. We believe these programs increase employee engagement and cohesion and allow for creativity and innovation in achieving our business goals and driving shareholder value.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs on our investor relations website, as well as our company website and social media channels including LinkedIn and X. Company sustainability information for investors is available on our investor relations website under the heading “ESG Investors.” Corporate governance information, including our governance guidelines for our Board of Directors (our “Board”), Board committee charters and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.”

The contents of our websites and webcasts and information that can be accessed through our websites, webcasts and social media channels are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with (or furnish to) the SEC, and any references to our websites and webcasts are intended to be inactive textual references only.

Item 1A: RISK FACTORS

Risk Factors Summary

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

Business, Economic, Market and Operating Risks

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
•Our business may be adversely affected by geopolitical events, natural disasters, seasonal factors and other factors, including increased usage of other websites, that could cause our users to spend less time, or transact less, on our websites or mobile platforms and applications.
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
•Failure to deal effectively with fraudulent activities on our Marketplace platforms would increase our loss rate and harm our business and could severely diminish merchant and consumer confidence in and use of our services.
•Cyberattacks and data security breaches and incidents could significantly damage our reputation, reduce our revenues, increase our costs, result in litigation and regulatory penalties, and otherwise harm our business.
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

Regulatory and Legal Risks

•Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business.
•New laws and increasing levels of regulation in the areas of privacy, protection of user data and cybersecurity could harm our business.
•We are subject to laws and regulations that are not primarily intended for online commerce, and interpretations of these laws and regulations could harm our business.
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

Interest Rate and Indebtedness Risks

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

Tax Risks

•Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
•We may have exposure to greater than anticipated tax liabilities.

Transactional Risks

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
•changes in consumer confidence and discretionary spending trends, including shifts in interests away from any of our major categories;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce;
•the success of our marketing efforts; and
•the impact of competitive and industry developments, including changes in the legal and regulatory landscape, and our response to those developments.

In view of the rapidly evolving nature of our business, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance. It is difficult for us to forecast the level or source of our revenues or earnings (loss) accurately, particularly given that substantially all of our net revenues each quarter come from transactions involving sales during that quarter. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses as a percentage of net revenues. Quarterly and annual expenses as a percentage of net revenues reflected in our consolidated financial statements may be significantly different from historical or projected percentages. Because our business model is dependent upon consumer spending, our results of operations are sensitive to changes in or uncertainty about macro-economic conditions. Our buyers have at times had, and may in the future have, less capacity for discretionary purchases and may reduce their purchases from our sellers as a result of various factors, including job losses, inflation or inflationary pressure, higher taxes, reduced access to credit, changes in federal economic policy, public health issues such as a pandemic, global economic uncertainty, foreign exchange rate volatility, lower consumer confidence and demand for discretionary goods, elevated interest rates, changes in international tariff and trade policies, and geopolitical events such as the ongoing wars in Ukraine and in the Middle East.

Substantial and increasingly intense competition worldwide in ecommerce may harm our business.

The businesses and markets in which we operate are intensely competitive. We currently and potentially compete with a wide variety of online and offline companies providing similar goods and services to consumers and merchants, some of which are well-established brands with greater resources and larger user communities than our own. The Internet and mobile networks provide new, rapidly evolving and intensely competitive channels for the sale of all types of goods and services. We compete as a two-sided marketplace, and we must attract both buyers and sellers to use our platforms. Consumers who purchase or sell goods and services through us have many and increasing alternatives, and merchants have more channels to reach consumers. We expect competition to continue to intensify. The barriers to entry into these channels can be low, and businesses can easily launch online sites or mobile platforms and applications at nominal cost by using commercially available software or partnering with any of a number of successful ecommerce, search, advertising or social media companies. As we respond to changes in the competitive environment, we have made, and expect in the future to make pricing, service, policy or marketing decisions or acquisitions that may be controversial with and lead to dissatisfaction among sellers or buyers. Any increase in seller or buyer dissatisfaction could negatively impact our revenue generation model, our costs or our business operations, any of which could reduce activity on our platform and harm our reputation and profitability.

We face increased competitive pressure online and offline. In particular, the competitive norm for, and the expected level of service from, ecommerce and mobile commerce has significantly increased due to, among other factors, improved user experience, greater ease of buying goods, lower (or no) shipping costs, faster shipping times and more favorable return policies. In addition, certain platform businesses, such as Alibaba, Alphabet (Google), Amazon, Apple and Meta (Facebook and Instagram), are larger than we are, have greater resources, have a dominant and secure position in other industries or certain significant markets, or offer other goods and services to consumers and merchants that we do not offer, which can drive consumers to, and keep them locked-in to, their platforms instead of ours. If we are unable to change our products, offerings and services in ways that reflect the changing demands of ecommerce and mobile commerce marketplaces, including if our sellers are unable to source items or we are unable to provide service levels (some of which depend on services provided by sellers on our platforms) in line with consumer expectations, we may not compete effectively with and adapt to changes in larger platform businesses, and our business and reputation could suffer.

Competitors with other revenue sources or greater resources may also be able to devote more resources to marketing and promotional campaigns and buyer acquisition, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can. Other competitors may offer faster and/or free shipping, same-day delivery, more favorable return policies and other superior transaction-related services that improve the user experience on their sites, which could be impractical or inefficient for our sellers to match. Competitors may be more narrowly focused on particular types of goods and create compelling communities and may be able to innovate more quickly and efficiently, and new technologies may increase these competitive pressures by enabling competitors to offer more efficient or lower-cost services.

Some of our competitors control products and services that are important to our success, including payment processing, Internet search, social media, Gen AI features powered by large language models, shipping and delivery resources and mobile operating systems. Such competitors could manipulate pricing, availability, terms or operation of service related to their products and services in a manner that impacts our competitive offerings. For example, Alphabet, which operates a shopping platform service, has from time to time made changes to its search algorithms that have reduced the amount of search traffic directed to us from searches on Google. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, face integration or technological barriers or lose customers, which could harm our business.

Consumers that buy goods on our platforms have a wide variety of alternatives that compete against us regardless of their size or resources, including traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers and their related mobile offerings, direct-to-consumer offerings by makers of goods, online aggregation and classified services, social media platforms and other shopping channels, such as offline and online home shopping networks. In addition to generalist retailers, consumers may also use a large number of online and offline channels that are focused on one or more of the categories of products offered on our sites.

Consumers that buy goods on our platforms can also turn to many companies that offer a variety of services that provide other channels to find what they are looking for, including social media, online aggregation and classifieds platforms, such as Facebook Marketplace or craigslist. These consumers can also turn to shopping-comparison sites, such as Google Shopping, or social networks that enable purchases such as Instagram and TikTok. Our competitors may partner with one another and create product offerings or implement advertising or marketing strategies that may be more compelling to customers than our standalone experience. In certain markets, our fixed-price listing and traditional auction-style listing formats are increasingly being challenged by other formats, such as social commerce and business models, such as free-to-sell marketplaces. We use product search engines and paid search advertising to help users find our sites, but these services also have the potential to divert users to other online shopping destinations. These consumers may choose to search for products and services with a horizontal search engine or shopping comparison website, and such sites may also send users to other shopping destinations. In addition, sellers are increasingly utilizing multiple sales channels, including search-related advertisements on horizontal search engine sites, such as Google, to attract new customers.

We expect Gen AI to have a significant impact on the future of ecommerce, as AI technologies become increasingly important for consumers buying and selling goods online. If we are unable to identify popular Gen AI providers and AI technologies, or if we fail to utilize those technologies or develop our own technologies, our business may be harmed. For example, consumers may increasingly search for products using chatbots, virtual assistants or other Gen AI technologies powered by large language models instead of using traditional search engines. If current and future AI technologies do not send referrals to eBay at the rate of traditional search engines for any reason, the amount of buyer and seller traffic using our platforms could decrease, which could negatively impact on our business and results of operations.

Consumers and merchants that sell goods on our platforms also have many alternatives, including general ecommerce marketplaces, such as Amazon and Alibaba, and more specialized marketplaces that focus on discrete categories of products. Sellers may also choose to sell their goods through alternative channels, such as multi-channel services like Shopify or social media platforms. Consumers and merchants also can create and sell through their own sites and may choose to purchase online advertising instead of using our services. Any of these alternatives or specialists may be able to more quickly and efficiently deliver attractive consumer experiences, which could drive consumers away from our Marketplace platforms and harm our business.

Although eBay has global reach, there are ecommerce businesses in many locations that have larger local customer bases or greater brand recognition than we do in those locations and markets. Regardless of their size or brand recognition, local competitors may have a better understanding of local culture and commerce and be better positioned to quickly and effectively deliver the experiences that these local consumers want, which could drive down consumer traffic to our Marketplace platforms and harm our business. We expect to increasingly compete with local competitors in developing countries that have these or other unique advantages, such as a greater familiarity with, and ability to operate efficiently under, local regulatory authorities.

Our business is designed to appeal broadly to a diverse global community of buyers and sellers. In recent years, our growth strategy has increasingly emphasized certain specialized categories that we call Focus Categories. Examples of these Focus Categories include motor parts and accessories, collectibles, refurbished goods, and authenticated luxury items. However, buyers and sellers in our Focus Categories often have unique product and service needs. We devote substantial time and resources to ensuring that we provide the platform experiences that our focus category consumers and consumers broadly want. In doing so, we compete with smaller, specialized ecommerce sites that cater to the buyers and sellers in these product categories. Because of the size and complexity of our Marketplace platforms, we may fail to address the unique needs of focus category buyers and sellers as quickly and efficiently as specialist competitors. If we fail to timely deliver the product features desired in our focus and other categories, we may lose customers to the specialist competitors that serve these categories, which could reduce our consumer base and harm our business and operating results.

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

In addition, certain manufacturers or brands may seek to limit or cease distribution of their products through online channels, such as our sites. Manufacturers may attempt to use contractual obligations or existing or future government regulations to prohibit or limit ecommerce in certain categories of goods or services. Manufacturers may also attempt to enforce minimum resale price maintenance or minimum advertised price arrangements to prevent distributors from selling on our platforms or on the Internet generally, or drive distributors to sell at prices that would make us less attractive relative to other alternatives. The adoption of those or other policies could adversely affect our results of operations and result in loss of market share and diminished value of our brands.

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
•level of service fees; and
•quality of search tools.

While we believe we compete effectively across these factors, our competitors, including any of the businesses, channels and buying and selling alternatives discussed above, may be more successful across these factors either globally or in important local markets, which could reduce the number of buyers and sellers on our Marketplace platforms, and materially adversely affect our results of operations and business.

We are exposed to fluctuations in foreign currency exchange rates, which could negatively impact our financial results.

Because we generate approximately half of our net revenues outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates, or foreign exchange rates. The results of operations of many of our internationally focused platforms are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars for financial reporting purposes.

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

Our international businesses, especially in the United Kingdom, Germany and Australia, and cross-border business from greater China, have generated approximately half of our net revenues in recent years. In addition to uncertainty about our ability to generate revenues from our foreign operations and expand into international markets, there are risks inherent in doing business internationally, including:

•uncertainties and instability in economic and market conditions resulting from inflationary pressures, increasing interest rates and the ongoing wars in Ukraine and in the Middle East;

•uncertainties caused by decreasing consumer confidence and demand for discretionary goods;
•expenses associated with localizing our products and services and customer data, including offering customers the ability to transact business in the local currency and adapting our products and services to local preferences (e.g., payment methods) with which we may have limited or no experience;
•economic and trade sanctions, trade barriers or other restrictions on foreign trade and changes in trade regulations and restrictions, including between the United States and other countries;
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
•geopolitical events, including natural disasters, public health issues (including pandemics), acts of war (such as the ongoing wars in Ukraine and in the Middle East), and terrorism;
•supply chain challenges, including fluctuations in shipping costs, limitations on shipping and receiving capacity, and other supply chain disruptions;
•import or export regulations, including the complexities of seller compliance with “de minimis thresholds,” trade policies and tariffs in any of the countries where we operate or our users exist, customs and other parallel regulations across the broad range of categories and products offered on our platforms;
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
•different, uncertain, or more stringent user protection, data protection, data localization, privacy, AI and other data and consumer protection and environmental laws;
•risks related to other government regulation or required compliance with local laws;
•national or regional differences in macroeconomic growth rates;
•payment intermediation regulations;
•local licensing and reporting obligations; and
•increased difficulties in collecting accounts receivable.

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations may result in fines, criminal actions, or sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. The United States government (including the Department of Treasury’s Office of Foreign Assets Control and the Department of Commerce’s Bureau of Industry and Security) and other jurisdictions and international bodies have imposed sanctions and export controls that prohibit us and our customers from engaging in trade or financial transactions with certain countries, businesses, organizations and individuals. In addition to the aforementioned adverse effects, these restrictions could also require us to divest certain of our businesses and assets and restrict our ability to operate in certain jurisdictions. Export control and economic sanctions laws and regulations are complex and likely subject to frequent changes, and the interpretation and enforcement of the relevant regulations involve substantial uncertainties, which may be driven by political and/or other factors that are out of our control or heightened by national security concerns. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, agents, or customers will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could harm our business.

Cross-border trade is an important source of both revenue and profits for us. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as China, and various other countries. The interpretation and/or application of laws, such as those related to intellectual property rights of authentic products, selective distribution networks, and sellers in other countries listing items on the Internet, could impose restrictions on, or increase the costs of, purchasing, selling, shipping, or returning goods across national borders. The shipping of goods across national borders is often more expensive and complicated than domestic shipping. Changes to customs authorities’ “de minimis” thresholds, as well as increased costs or fees for third party sellers, logistics providers, or online marketplaces associated with changes in customs policy, tariffs, and any other trade policies that increase the costs of cross-border trade or restrict, delay, or make cross-border trade more difficult or impractical would lower our revenues and profits and could negatively affect cross-border trade in countries where we conduct our business, which could reduce the number of consumers using our platforms and harm our business and results of operations.

Several countries are considering or have implemented tariffs or other trade barriers or restrictions, as well as other measures impacting cross-border commerce, which could negatively affect our business and our users. The United States has implemented tariffs on certain foreign goods and may implement additional tariffs in the future. For example, in February 2025, the U.S. administration issued three Executive Orders imposing tariffs of 25% on goods imported from Canada and Mexico and an additional 10% on goods imported from China (including Hong Kong). The tariffs on imports from China took effect on February 4, 2025, while the tariffs on imports from Canada and Mexico were suspended until March 4, 2025. Such tariffs would eliminate the “de minimis” exemption from customs duties and taxes for imported goods falling below a threshold value. The elimination of the “de minimis” rule is paused pending the implementation of a system to collect tariffs on such imports. Such actions could give rise to an escalation of trade measures by the United States and impacted countries. For example, after the tariffs on goods imported from China went into effect, China announced retaliatory tariffs on certain goods imported from the United States. In addition, in February 2025, the U.S. administration announced plans to levy reciprocal tariffs against countries taxing U.S. imports. Developments with regard to the timing and manner in which tariffs will be implemented, the amount, scope and nature of tariffs, the countries subject to new or additional tariffs imposed by the United States, and tariffs imposed by other countries on goods imported from the United States are rapidly evolving and may change unexpectedly at any time.

Trade policy developments in the countries in which our buyers and sellers operate or procure their items, could significantly impact the cost of items sold internationally on our Marketplace platforms, limit our ability and the ability of our sellers to offer and deliver products on a timely or cost-effective basis, or otherwise adversely impact our consumers’ ability to sell products on our platforms. Further, adapting to new and changed trade restrictions can be expensive, time-consuming and very disruptive to our buyers and sellers. For example, tariffs generally apply based on the manufacturing location, rather than the selling location, of goods. These distinctions can be confusing for our sellers and lead to platform solutions that fail to satisfy all of our consumers. If we fail to quickly develop compliant shipping services that take manufacturing location into account when calculating tariff payments, our business to consumer sellers may be dissuaded from using our platforms. However, those same services may dissuade our consumer to consumer sellers from using our platforms, because they serve to increase the cost of the items they are selling.

Any change to the cost of buying and selling goods internationally, or even the public perception that such changes are imminent or could occur in the future, may reduce consumer confidence and the number of consumers using our platforms, drive consumers to alternative competitors or buying and selling channels and lead to a decrease in buying and selling on our platforms. Any such outcome could materially harm our consumers and our business, financial performance and results of operations. Although we are closely monitoring these developments to adapt to changing trade policies, there can be no assurances that we will be successful in mitigating any negative impacts.

Our business may be adversely affected by geopolitical events, natural disasters, seasonal factors and other factors, including increased usage of other websites, that could cause our users to spend less time, or transact less, on our websites or mobile platforms and applications.

Our users may spend less time on our websites and our applications for mobile devices as a result of a variety of diversions and other factors, including: geopolitical events, such as war (including the ongoing wars in Ukraine and in the Middle East), the threat of war, social or political unrest, or terrorist activity; natural disasters; the physical effects of climate change (such as drought, flooding, wildfires, increased storm severity and sea level rise); and potential increases in the cost of energy due to climate change; power shortages or outages; major public health issues, including pandemics; less discretionary consumer spending; social networking or other entertainment websites or mobile applications; significant local, national or global events capturing the attention of a large part of the population; and seasonal fluctuations due to a variety of factors. If any of these, or any other factors, divert or otherwise prevent our users from using or transacting on our websites or mobile applications, our business could be materially adversely affected.

If we cannot keep pace with rapid technological developments or continue to innovate and create new initiatives to provide new programs, products and services, the use of our products and our revenues could decline.

Rapid, significant technological changes continue to confront the industries in which we operate, and we cannot predict the effect of technological changes on our business. We continuously strive to create new initiatives and innovations that promote growth, such as our financial services and advertising offerings, and other features that enhance the customer experience. Developing new features can be complex, time-consuming and costly, and our investments in new innovations may not yield the expected business or financial benefits. If we fail to anticipate or identify technological trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed.

For example, the role of AI technologies, including Gen AI, in ecommerce is increasing. We expect the importance of platform referrals from AI technologies to increase over time, as buyers and sellers increasingly rely on AI to help with buying and selling decisions. In particular, we are devoting significant capital and management time and resources to use large language models to improve our products and services and to build and expand our capabilities, including our processing capacity, proprietary datasets, machine learning models and systems. While we have substantial proprietary datasets that we believe can help us develop effective capabilities, like many companies, we are new entrants into the Gen AI space. We may be slower and less efficient than our competitors in developing our Gen AI capabilities and in optimizing and utilizing our dataset assets with other AI technologies. We may also fail to identify the AI technologies that consumers want, fail to invest sufficiently in those AI technologies, or otherwise fail to incorporate those technologies into our products and services in a timely, effective and compliant manner. Any of these outcomes could place our business at a competitive disadvantage compared to our competitors, many of whom may not yet exist or be identified. If we fail, for any reason, to receive sufficient AI referrals to our Marketplace platforms, to acquire, develop or license AI technology capabilities, to utilize our proprietary datasets effectively, or to provide our buyers and sellers the AI features that matter to them, our buyers and sellers or both may choose alternatives to eBay, which could reduce our platform traffic or profits or both, and harm our business.

In addition to our own initiatives and innovations, we rely in part on third parties, including some of our competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time and ultimately may not be successful. For example, Gen AI is a rapidly developing technology in its early stages of commercial use and presents certain inherent risks. There is a risk that our algorithms could produce false outcomes (e.g., Gen AI hallucinatory behavior) or other unexpected results or behaviors that could harm our reputation, business, or buyers and sellers, such as containing third party copyrighted or other protected content. In some cases, we use open source Gen AI software and datasets, which may lead to intellectual property disputes, including intellectual property ownership or copyright infringement disputes.

New and changing technologies, industry-wide standards, and laws and regulations can also impact our ability to develop and implement the programs, products and services that our consumers want in a timely, effective and compliant manner. For example, the AI regulatory landscape is still uncertain and evolving, and the development and use of AI technologies, including Gen AI, in new or existing products and features may be subject to new or enhanced governmental or regulatory restrictions and scrutiny, litigation, ethical concerns or other complications over time. Our future success depends not only on our ability to develop new technologies, but also on our ability to identify and adapt to the technological changes that matter to our consumers and evolving legal, regulatory and industry standards that will govern those technologies. A shift in industry standards or laws and regulations could render some of our products and services obsolete or place them at a competitive disadvantage against other consumer buying and selling alternatives. We may lack the time, resources or experience to deliver the products and services that our consumers need when they need them, which could impact our ability to attract buyer and sellers to our platforms and harm our business. For example, our AI technologies will need to comply with AI regulations in all of our markets. We expect AI regulations in certain markets, such as the European Union and the United States, to be more restrictive than in other markets, which can place us at a disadvantage compared to companies that do not focus on markets with the most restrictive AI regulations. It may be more expensive or time consuming to develop an AI technology that satisfies AI regulations in each market that we serve and we cannot guarantee we will have the time or resources to develop multiple, compliant versions of these technologies.

Changes to our programs to protect buyers and sellers could increase our costs and loss rate, and failure to manage such programs effectively can result in harm to our reputation.

Our eBay Money Back Guarantee program is intended to compensate users who believe that they have not received the item that they purchased or have received an item different from what was described. We expect to continue to receive communications from users requesting reimbursement or threatening or commencing legal action against us if no reimbursement is made. Litigation, legislation, or regulation involving liability for any seller fraud or non-performance could result in increased costs of doing business, lead to adverse judgments or settlements or otherwise harm our business. In addition, affected users may complain to regulatory agencies that could take action against us, including imposing fines or seeking injunctions.

Since transitioning to our payments platform, we have experienced and may continue to experience increased costs from chargebacks on payments, due to instances of forced transaction reversals initiated by buyers through their payment card issuers. These forced transaction reversals can be initiated for a number of reasons, including, but not limited to, alleged seller fraud or nonperformance.

Additionally, to further strengthen our buyers’ confidence and trust in our services and the goods offered on our Marketplace platforms, we offer authentication services, including our Authenticity Guarantee program. These services are available in certain of our categories and markets. If we are unable to effectively manage the authentication process, including the third-party service providers on which we rely for a significant volume of our item authentication, or if our buyers and sellers do not value these processes, we may suffer harm to our reputation and may be subject to litigation, which could be costly and time consuming for us and harm our business.

Operations and continued development of our payments system and financial services offerings require ongoing investment, are subject to evolving laws, regulations, rules, and standards, and involve risk, including risks related to our dependence on third-party providers.

We have invested and plan to continue to invest internal resources into our payments tools in order to maintain existing availability, expand into additional markets and offer new payment methods and other types of financial services to our buyers and sellers. If we fail to invest adequate resources into payments on our platform, or if our investment efforts are unsuccessful, unreliable or result in system failure, our payments and financial services may not function properly or keep pace with competitive offerings, which could negatively impact their usage and our Marketplace platforms. Future errors, failures or outages could cause our buyers and sellers to lose confidence in our payments system and could cause them to cease using our Marketplace platforms.

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

We rely on third-party service providers to perform services, including, among others credit card processing, payment disbursements, currency exchange, identity verification, sanctions screening, and fraud analysis and detection. As a result, we are subject to a number of risks related to our dependence on third- party service providers. If any or some of these service providers fail to perform adequately or if any such service provider were to terminate or modify its relationship with us unexpectedly, our sellers’ ability to use our platform to receive orders or payments could be adversely affected, which could increase our costs, drive sellers away from our marketplaces, result in potential legal liability, and harm our business. In addition, we and our third-party service providers may experience service outages from time to time that could adversely impact payments made on our platform. Additionally, any unexpected termination or modification of those third-party services could lead to a lapse in the effectiveness of certain fraud prevention and detection tools.

Our third-party service providers may increase the fees they charge us in the future, which would increase our operating expenses. This could, in turn, require us to increase the fees we charge and cause some buyers or sellers to reduce purchases or listings on our Marketplace platforms or to leave our platform altogether by closing their accounts.

Payments and other financial services are governed by complex and continuously evolving laws and regulations that are subject to change and vary across different jurisdictions in the United States globally. As a result, we are required to spend significant time and effort to determine whether various licensing and registration laws as well as privacy and secrecy laws relating to payments and other financial services we offer apply to us and to comply with applicable laws and licensing and registration regulations. In addition, there can be no assurance that we will be able to obtain or retain any necessary licenses or registrations. Any failure or claim of failure by us or our third-party service providers to comply with applicable laws and regulations relating to payments or financial services could require us to expend significant resources, result in liabilities, limit or preclude our ability to enter or continue to operate in certain markets and harm our reputation. In addition, changes in payment regulations, or other financial regulation, including changes to the credit or debit card interchange rates in the United States or other markets, could adversely affect payments on our platform and make our payments systems less profitable.

Further, we are indirectly subject to payment card association operating rules and certification requirements pursuant to agreements with our third-party payment processors. These rules and requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, are subject to change or reinterpretation, making it difficult for us to comply. Any failure to comply with these rules and certification requirements could impact our ability to meet our contractual obligations to our third-party payment processors and could result in potential fines. In addition, changes in these rules and requirements, including any change in our designation by major payment card providers, could require a change in our business operations and could result in limitations on or loss of our ability to accept payment cards or other forms of payment, any of which could negatively impact our business. Such changes could also increase our costs of compliance, which could lead to increased fees for us or our sellers and adversely affect payments on our platform or usage of our payments services and Marketplace platforms.

Our payments system is susceptible to illegal uses, including money laundering, terrorist financing, fraud and payments to sanctioned parties. If our compliance program and internal controls to limit such illegal activity are ineffective, government authorities could bring legal action against us or otherwise suspend our ability to offer payments or financial services in one or more markets.

We may be unable to adequately protect or enforce our intellectual property rights and face ongoing allegations by third parties that we are infringing their intellectual property rights.

We believe the protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is important to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the United States and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality and invention assignment agreements entered into with our employees and contractors and confidentiality agreements with parties with whom we conduct business.

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

Third parties have from time to time claimed, and others may claim in the future, that we have infringed their intellectual property rights. Additionally, we have repeatedly been sued for allegedly infringing other parties’ patents. We are a defendant in various patent suits and we are likely to be named as a defendant in other patent suits, or other intellectual property suits, in the future. These claims involve various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against us and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we are subject to increased exposure to such claims as a result of our acquisitions and divestitures or where we are entering new lines of business.

We also face the risk that third parties will claim that we are responsible for seller content that infringes their intellectual property rights. We may become more vulnerable to these types of third-party claims as laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act are interpreted by the courts, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the underlying laws with respect to the potential liability of online intermediaries like ourselves are either unclear or less favorable. Any such claims, whether meritorious or not, are time consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

As the number of intellectual property owners and products in the software industry increases and the functionality of these products further overlaps, and as we acquire technology through acquisitions or licenses, we may become increasingly subject to patent suits and other infringement claims, including copyright, and trademark infringement claims. For example, the intellectual property ownership and license rights surrounding AI technologies, including Gen AI, have not been fully addressed by U.S. courts or by U.S. or international laws or regulations, and the use or adoption of third-party Gen AI technologies, and their related datasets, into our products and services may result in claims of intellectual property infringement or misappropriation, or in the inability to enforce our rights against third parties, which could in each case harm our business and financial results. Our use of “open source” software may subject us to certain unfavorable conditions, including conditions that: (i) we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, (ii) we license such modifications or derivative works under the terms of the particular open source license, (iii) we waive intellectual property rights in any innovation that is derived using the open source software, or (iv) we offer our products that incorporate the open source software for low or no cost. There is little legal precedent or guidance governing the interpretation of the terms of some open-source licenses, so the potential impact of these terms on our business is uncertain and enforcement of these terms may result in unanticipated obligations or restrictions regarding our products or services. If an author of open source software or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that make use of or are distributed with open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise be required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it either complies with the open source license or does not incorporate the open source software. Any of the foregoing could disrupt our ability to offer our products and harm our business, revenue and financial results.

These or other intellectual property claims may be brought directly against us and/or against our customers whom we may indemnify either because we are contractually obligated to or because we choose to do so as a business matter. Such claims, whether or not meritorious, may be time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, cease conducting certain operations, or make substantial payments to satisfy adverse judgments or settle claims, any of which could harm our business.

Failure to deal effectively with fraudulent activities on our Marketplace platforms would increase our loss rate and harm our business and could severely diminish merchant and consumer confidence in and use of our services.

We face reputational and other risks with respect to fraudulent activities on our platforms and periodically receive complaints from buyers and sellers who may not have received the goods that they had contracted to purchase or payment for the goods that a buyer had contracted to purchase. In some European and Asian jurisdictions, buyers may also have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their obligations to other users, we do not always have the ability to require users to make payment (such as when a payment method on file fails) or deliver goods, or otherwise make users whole other than through our protection programs. We have implemented measures to detect and reduce the occurrence of fraudulent activities, combat bad buyer and seller experiences and increase buyer and seller satisfaction, such as evaluating sellers based on identity and both buyers and sellers based on transaction history. These measures allow us to restrict or suspend buyer and seller activity when fraudulent activities are detected and they are intended to reduce situations in which sellers fail to receive payments for sold items. However, there can be no assurance that our efforts, now or in the future, will be effective in combating all fraudulent transactions or improving overall satisfaction among sellers, buyers, and other participants. If these measures fail to address fraud effectively, buyers and sellers could lose trust in our Marketplace platforms, and our reputation and results of operations could suffer as a result. Additional measures to address fraud could negatively affect the attractiveness of our services to buyers or sellers, resulting in a reduction in the ability to attract new users or retain current users, damage to our reputation, or a diminution in the value of our brand names.

Cyberattacks and data security breaches and incidents could significantly damage our reputation, reduce our revenues, increase our costs, result in litigation and regulatory penalties, and otherwise harm our business.

We and our service providers collect, store, use, retain, disclose, transfer and process a significant amount of confidential, personal and sensitive information from our users and employees, including transaction, identity, biometric, health, payments and financial information. In addition, a significant number of our users authorize us to bill their payment card accounts directly for all transactions and other fees charged by us or, in certain cases, third-party service providers utilized in our financial services.

We and our service providers face a variety of cybersecurity threats and risks or inadvertent or intentional data breaches and incidents. Cybersecurity threats can take a variety of forms, including malicious software programs that attack our networks and data centers or those of our service providers, social engineering, phishing, credential stuffing, ransomware, denial or degradation of service attacks and similar types of attacks against us, our employees, users and our service providers. Due to the size of our company and the volume of confidential information we possess, we are also at risk from inadvertent and intentional data disclosure, system or access misuse, unauthorized access or other improper actions by employees and service providers. Our increasing use of Generative AI tools could also result in a greater likelihood of cybersecurity incidents, privacy violations and inadvertent disclosures of our intellectual property or other confidential information, any of which could either directly or indirectly harm our business, operations and reputation. Further, if our internal security policies, procedures and practices fail for any reason, improper access, use or disclosure of data may result.

We have seen an increase in cyberattacks against us and other companies in our industry, and these attacks are increasing in sophistication. We provide cybersecurity training to our workforce. For example, we regularly train our workforce, upskill teams that handle sensitive data, and carry out bespoke trainings and tabletop exercises for leaders. We have also implemented policy, procedural, technical, physical and administrative controls intended to protect our systems from such incidents. However, no training or program can offer absolute protection against such attacks and incidents. For example, in 2014 we experienced a significant data breach involving unauthorized access to a database containing records of up to 145 million users. In the last two years, we have experienced and reported data breaches to regulators, but we do not believe these recent events were material and they did not result in any penalties or sanctions. However, future events could have a material impact on our business, results of operations or reputation. For more information about our cybersecurity risk management, governance and oversight, see “Item 1C: Cybersecurity.”

Future attacks are likely to be increasingly sophisticated and highly targeted, particularly due to rapid developments in AI. Within the last year, hackers unsuccessfully targeted us using an AI-generated voice impersonation of a company leader. We expect these types of attacks to continue and evolve. Our information technology and infrastructure have at times been, and may in the future be, vulnerable to cyberattacks, including ransomware attacks, or security incidents and third parties may be able to access our employee and user data, including payment and financial data, that are stored on or accessible through our systems.

Any actual or attempted cyberattack, breach or data incident, or even an unfounded public rumor regarding such an attack, breach or incident, could have a material adverse effect on our business, reputation, financial condition or results of operation. eBay does not need to be the direct target of such attacks, breaches or incidents for them to have a material adverse effect on our operations. For example, a cyberattack on a key service provider, or a vulnerability in software that they use, could disrupt our services or compromise user and employee data entrusted to that service provider. We perform risk-based assessments of our service providers, but we do not control our service providers and our ability to monitor their data security is limited, so we cannot guarantee that their security measures will be adequate. In addition, we and our employees, users and service providers also may not discover a cyberattack, breach or other incident for a significant period after the incident occurs, which could amplify any adverse outcomes resulting from such incidents.

We maintain cybersecurity insurance and seek to include reasonable contractual and indemnity protections in the contracts we have with our service providers. However, the amounts, if any, that we recover under an insurance policy or service provider contract may not be sufficient to adequately reimburse us from cybersecurity and data breach liabilities and losses, and the reputational damage to our business that such incidents cause.

Systems failures and resulting interruptions in the availability of or degradation in the performance of our websites, applications, products or services could harm our business.

Our systems may experience service interruptions or degradation due to hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, sustained drought, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to compromise, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning is not sufficient for all eventualities.

We have experienced and will likely continue to experience system failures, denial-of-service attacks, human error and other events or conditions from time to time that interrupt the availability or reduce the speed or functionality of our Marketplace platforms, including our payments services. These events have resulted in the past, and likely will result in the future, in loss of revenue. In addition, our use of AI involves significant technical complexity and requires specialized expertise. Any disruption or failure in our AI systems or infrastructure, or those of our third-party providers, could result in delays or errors in our operations, which could harm our business and financial results. A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications or payments services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Moreover, to the extent that any system failure or similar event results in damages to our customers or their businesses, these customers could seek significant compensation from us for their losses and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address. We also rely on facilities, components and services supplied by third parties and our business may be materially adversely affected to the extent these components or services do not meet our expectations or these third parties cease to provide the services or facilities. In particular, a decision by any of our third-party hosting providers to close a facility that we use could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. While we carry business interruption insurance, it may not be sufficient to compensate us for losses that may result from interruptions in our service as a result of systems failures and similar events.

Our success largely depends on key employees. Because competition for key employees is intense, we may not be able to attract, retain, and develop the highly skilled employees we need to support our business. The loss of senior management or other key employees could harm our business.

Our future performance depends substantially on the continued services of our senior management and other key employees, including highly skilled engineers and product developers, and our ability to attract, retain, and motivate them. Competition for highly skilled individuals is intense, especially in the Silicon Valley where our corporate headquarters are located, and we may be unable to successfully attract, integrate or retain sufficiently qualified employees. In making employment decisions, particularly in the Internet and high-technology industries, employees often consider the value of their total compensation, including share-based awards such as restricted stock units, that they could receive in connection with their employment. In addition, our employee hiring and retention also depend on our ability to build and maintain a welcoming workplace in which our employees feel they belong. If our share-based or other compensation programs cease to be viewed as competitive, including due to fluctuations in our stock price, or our workplace is not viewed as welcoming, our ability to attract, retain, and motivate employees could be weakened, which could harm our business. Additionally, legal or regulatory developments relating to immigration could affect our ability to attract, hire and retain personnel. We do not have long-term employment agreements with any of our key employees and do not maintain any “key person” life insurance policies outside of policies we may assume as part of an acquisition. The loss of the services of any of our senior management or other key employees, or our inability to attract highly qualified senior management and other key employees, could harm our business. Our business is primarily non-unionized, but we have some works councils outside the United States and have seen some unionization amongst the employees of one of our subsidiaries in the United States The unionization or related activism of significant employee populations, including in the United States, could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives.

In addition, we have announced restructuring plans that include workforce reductions in the past, such as our announcement in, January 2024, and we may make similar announcements in the future. Any such restructuring plans, reductions in force or other cost-cutting measures could divert management attention, adversely affect employee morale and turnover, and damage our reputation as an employer, which could increase the difficulty of attracting, retaining and motivating qualified personnel and maintaining our corporate culture. Further, our reduced headcount following such restructuring plans and any further turnover may increase the difficulty of executing on our plans, including due to the loss of historical, technical or other expertise, which may have an adverse effect on our business, prospects and results of operations.

Problems with or price increases by third parties who provide services to us or to our sellers could harm our business.

A number of third parties provide services to us or to our sellers. Such services include seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our sellers list items, shipping providers that deliver goods sold on our platform, payments and financial services, item authentication services, services that we leverage for using and developing AI technologies (including Gen AI), and third-party traffic drivers such as search engines and social networks, among others. Financial or regulatory issues, labor issues (e.g., strikes, lockouts, worker shortages or work stoppages), or other problems that prevent these companies from providing services to us or our sellers could harm our business.

Price increases by, or service terminations, disruptions or interruptions at, companies that provide services to us and our sellers and clients could also reduce the number of listings on our platforms or make it more difficult for our sellers to complete transactions, thereby harming our business. In addition, domestic or international shipping and postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes and disruptions could require certain sellers to utilize alternatives which could be more expensive, slower or inconvenient, which could in turn decrease the number of transactions on our sites, thereby harming our business.

We have outsourced certain functions to third-party providers, including some customer support, payments and financial services, product development functions and some of our item authentication services, which are critical to our operations. If our service providers do not perform satisfactorily, our operations could be disrupted, which could result in user dissatisfaction and could harm our business.

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

We are subject to laws and regulations affecting our domestic and international operations in a number of areas, including consumer protection, data privacy and data security requirements; responsible AI requirements; intellectual property ownership and infringement; goods that are stolen, counterfeit, unsafe or otherwise prohibited by eBay policies; tax; antitrust and anti-competition; import and export requirements and restrictions; anti-corruption; labor and employment; advertising; digital content; real estate; payments and financial services; billing; ecommerce/marketplace or online platform liability; promotions; quality of services; telecommunications; distribution and transportation; mobile communications and media; environmental packaging and waste and climate-related regulation; energy consumption; health and safety regulations; accessibility; and laws and regulations intended to combat money laundering and the financing of terrorist activities. In addition, we are, or may become, subject to further regulation in some of the above-mentioned areas or new areas as a result of the continued development and expansion of our payments capabilities.

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

Regulators and civil litigants frequently seek to hold us liable for third party sales on our platform of products that they claim are regulated, unlawful or unsafe. For example, the Department of Justice (“DOJ”) on behalf of the Environmental Protection Agency (the “EPA”), continues to pursue a civil lawsuit (currently on appeal) alleging that we are liable for the sale of products they claim violate the Clean Air Act, the Toxic Substances Control Act and the Federal Insecticide, Fungicide and Insecticide Act. Further, we are also subject to claims by consumers that products they purchased from third-party sellers caused them bodily injury or harmed their property. We believe we are protected from such claims because the statutes and common law theories under which they are brought do not apply to our business model and/or because we are protected from liability under various laws, including 47 U.S.C. § 230 in the United States, the hosting defense under Art. 6 DSA in the EU and Reg.19 of the Electronic Commerce Regulations 2002 in the United Kingdom. However, this does not guarantee that we cannot experience losses from such claims. For example, pursuant to our 2024 settlement agreement with the DOJ, we paid $59 million and agreed to implement enhanced processes regarding our monitoring of listings that violate our terms of service to fully resolve the DOJ’s allegations of noncompliance with the Controlled Substances Act. See “Note 12 — Commitments and Contingencies — Litigation and Other Legal Matters” for more details. In addition, when regulators bring such claims against us, we can often face additional civil litigation from users on our platforms, stockholders and other stakeholders. As a result, even where we succeed in limiting or avoiding regulatory liability for third party sales, we often face significant additional litigation costs.

Importantly, laws vary by jurisdiction and we have seen an increase in litigation challenging these protections and in legislative and regulatory proposals to reduce or eliminate these protections. Adverse changes in laws and regulations that protect us from liability for third-party sales, or adverse interpretations of or litigation involving such laws and regulations, could subject us to substantial civil or criminal damages, limit the items we could allow on our Marketplace platforms, require us to modify our business model, and impose substantial additional compliance costs and operational constraints on our business. Any one of these outcomes could reduce the attractiveness of our Marketplace platforms to consumers, reduce our profits or otherwise harm our business and results of operations.

New laws and increasing levels of regulation in the areas of privacy, protection of user data and cybersecurity could harm our business.

We are subject to multiple laws relating to the collection, use, sharing, retention, deletion, security, transfer and other handling of personal data about individuals, including our users and employees around the world. Data protection, privacy and cybersecurity laws may differ, and be interpreted and applied inconsistently, from country to country. In many cases, these laws apply not only to user data, employee data and third-party transactions, but also to transfers of information between or among ourselves, our subsidiaries, and other parties with which we have commercial relations. These laws continue to develop around the globe and in ways we cannot predict and that may harm our business.

Regulatory scrutiny of privacy, data protection, and the collection, use, sharing, retention and deletion of personal data is increasing globally. We are subject to a number of privacy, data protection, and cybersecurity laws and regulations in the countries in which we operate and these laws and regulations will likely continue to evolve over time, both through regulatory and legislative action and judicial decisions. In addition, compliance with these laws may restrict our ability to provide services to our customers that they may find to be valuable. For example, the General Data Protection Regulation (the “GDPR”) applies to personal data collected in the context of all of our activities conducted from an establishment in the European Union, related to products and services offered to individuals in the European Union or related to the monitoring of individuals’ behavior in Europe, imposes a range of significant compliance obligations regarding the handling of personal data. Additionally, we have “Binding Corporate Rules” in place, which require us to apply European Union data protection standards to all users and employees across the globe. Actions required to comply with these obligations depend in part on how particularly and strictly regulators interpret and apply them. If we fail to comply with the GDPR, or if regulators assert we have failed to comply with the GDPR, we may be subject to regulatory enforcement actions, that can result in monetary penalties of up to 20 million euros or 4% of our annual worldwide revenue (whichever is higher), private lawsuits, and/or reputational damage. There are continuing legal challenges and regulatory scrutiny of cross-border data transfers from the European Union and other jurisdictions, which may affect the cross-border transfer of personal data throughout our organization and to/from third parties.

In the United States, numerous states have adopted generally applicable and comprehensive consumer privacy laws, with the California Consumer Privacy Act, as amended by the California Privacy Rights Act (“CCPA”) extending more broadly to personal data about any type of California resident (including employees and individuals acting in a professional capacity at other companies as well). These new and developing state laws provide new privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. Not only do these laws require that we make disclosures about our data collection, use and sharing practices, but they also require that we provide new rights to individuals, such as the right to access, delete and correct personal data. Complying with new and developing laws has required, and will continue to require, us to incur substantial costs and expenses. In addition, a number of other U.S. states are continuing to propose laws and regulations imposing obligations regarding the handling of personal data. Compliance with the GDPR, the new U.S. state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, AI, and other data-related laws can be costly and time-consuming. For example, the European Union’s comprehensive Artificial Intelligence Act (“EU AI Act”), which lays out the parameters for AI systems where non-compliance can result in fines up to 35 million euros or 7% of global turnover, came into force in August 2024. AI regulation is also expanding in the United States. For example, the California AI Transparency Act, which codifies detailed AI-related disclosure requirements, will come into force in January 2026, and the Colorado AI Act will come into force in February 2026. Implementing and complying with these varying data, privacy, and AI-related requirements in different jurisdictions could cause us to incur substantial costs and/or require us to change our business practices in a manner adverse to our business and violations of these laws can result in significant penalties.

If our practices violate communications-based laws for any reason, that could also expose us to significant damage awards, fines and other penalties that could, individually or in the aggregate, materially harm our business. In particular, because of the enormous number of emails, texts and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation could result in particularly large awards or fines.

In addition, our success depends in part on our ability to collect and use data relating to merchants, consumers, and other individuals. Legislative proposals and existing laws and regulations have been increasingly focused on the use of tracking technologies, such as “cookies,” electronic communications and marketing. For example, in the European Economic Area and the United Kingdom, regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where the regulators alleged that appropriate consent was not obtained in connection with targeted advertising activities. If the use of tracking technologies is further restricted, regulated, or blocked by new laws, regulations and other practices, the amount or accuracy of user information we collect would decrease, which could make it more difficult for us to retain and upgrade existing customers and attract new customers and thus harm our business, financial condition, and results of operations.

We post on our websites our privacy notices and practices concerning the collection, use, sharing, disclosure, deletion and retention of our user data. Any failure, or perceived failure, by us to comply with our posted privacy notices or with any regulatory requirements or orders or other U.S. federal, state or international privacy or consumer protection-related laws and regulations, including the GDPR and CCPA, could result in proceedings or actions against us by governmental entities or others (e.g., class action or mass action plaintiffs), subject us to significant penalties or damages awards and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, data usage and sharing, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, or not consent to the use of their personal data for certain marketing or advertising purposes, our business could be harmed. We also have experienced security breaches and likely will in the future, which themselves may result in a violation of these laws and give rise to regulatory enforcement and/or private litigation.

We are subject to laws and regulations that are not primarily intended for online commerce, and interpretations of these laws and regulations could harm our business.

We are subject to a variety of laws and regulations in the United States and globally that were not designed for Internet businesses and online commerce. It is not always clear how these laws and regulations, which govern a wide variety of matters that are relevant to our business, or that apply to our business. Some examples include laws and regulations regarding property ownership, copyrights, trademarks, and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and obscenity. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues relevant to our business, such as the Internet, online commerce and related technologies. Many of these laws, including some of those that do reference the Internet or online commerce, are subject to interpretation by the courts on an ongoing basis and the resulting uncertainty in the scope and application of these laws and regulations increases the risk that we will be subject to private claims and governmental actions alleging violations of those laws and regulations.

As our activities, the products and services we offer, our investment in other companies, and our geographical scope continue to expand, regulatory agencies or courts may claim or determine that we or our users are subject to additional requirements (including licensure) or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions. For example, eBay’s recently announced acquisition of Caramel creates additional regulatory compliance requirements for us in automotive sales where we must comply with state-by-state title transfer, identity and payment verification, finance and insurance requirements. As another example, we have in the past evaluated whether our acquisitions and investments in other companies raised the potential for us to be deemed an investment company subject to additional regulatory operating requirements under the Investment Company Act of 1940, as amended. These examples are not isolated and future interpretations of laws and regulations that are not designed with our business and industry in mind could subject us to additional and costly operational and compliance requirements or require us to change the manner in which we operate our business globally or in certain jurisdictions, which could harm our business and results of operations.

Further, financial and political events have increased the level of regulatory scrutiny on large public companies like ours, and regulatory agencies may view matters or interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses. By way of example, numerous U.S. states and foreign jurisdictions, including California, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted to impose such regulations upon us or our users, and others may attempt to do so in the future. If successful, we could be required to change the way we or our users do business in ways that increase costs or reduce revenues, such as forcing us to prohibit listings of certain items or restrict certain listing formats in some locations. We could also be subject to fines or other penalties, and any of these outcomes could harm our business.

In addition, the DSA imposes legal obligations on online marketplaces operating in Europe, requiring them to verify the identity of business sellers and make best efforts to assess proper disclosure by traders of required information, as well as information on the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that will create additional operational burdens and compliance costs for us. For online platforms like ours, noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which would be adverse to our business. Similarly, in the United Kingdom, the OSA creates requirements around monitoring and handling harmful content and may require us to expend resources to comply with the new regulations, and the DMCCA expands regulatory oversight authority over merger controls and consumer protections, and we may be required to expend additional resources to comply with these new rules.

The European Union has also adopted certain additional regulations relating to the safety and sustainability of products on its markets, which bring new obligations both on us directly and our sellers and vendors. The European Union General Product Safety Regulation became effective on December 13, 2024 and imposes additional requirements on our business with regard to removing dangerous products from our marketplaces, enabling the traceability of products, and related matters. Additionally, certain EU-member countries have enacted anti-waste regulations that create direct obligations on sellers and impose compliance verification obligations on us. These anti-waste regulations vary by EU-member country, creating additional operational burdens and compliance costs on our sellers and us. These proposed and ongoing regulations could cause our Marketplace platforms to be less attractive to current and prospective sellers and buyers, which could materially impact our business. For example, a recent Danish Safety Technology Authority inspection of 100 products from ten online marketplaces, including eBay, estimated that 90 percent of those products did not meet Danish or EU labeling and documentation standards and estimated that most of those products would fail Danish or EU product safety standards. While we do not know the number of products on our platforms estimated to have failed these standards, we do expect product safety regulatory efforts and investigations like this to increase in the future. The outcomes of these efforts and investigations cannot be predicted with certainty. We may need to change our business practices or restrict our service offerings in certain jurisdictions, which could reduce our consumers, lower our profits and harm our business. Regardless of any outcome, such efforts and investigations can have a material adverse impact on us because of legal costs, diversion of management resources, public perception, loss of consumers on our platforms and other similar factors.

Government regulators globally are also imposing new data reporting requirements on platforms for user tax compliance. These laws (e.g., the Directive on Administrative Cooperating Council Directive (EU) 2021/514 (“DAC 7”) in the European Union and the Digital Sales Reporting Legislation (“DSR”) in the United Kingdom) may make users more reluctant to use our services due to increased sensitivity around personal data collection and reporting (e.g., the requirement to report certain payment transactions on Form 1099-K in the United States), even when mandated by applicable laws and regulations. Generally, our sellers demand that our services help them comply with complex regulatory requirements. Training our sellers and providing them the platform tools and features they need to comply with complex regulations requires substantial time and investment. We have driven consumers away from our platforms in the past where we failed to provide adequate compliance training and platform features. Our business could be harmed if we make similar failures in the future as a result of new and changing regulations.

As we expand and localize our international activities, we are increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. Laws regulating Internet, mobile and online commerce technologies outside of the United States are generally less favorable to us than those in the United States. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our users may harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on us (e.g., in cross-border trade). Our alleged failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services, in addition to the significant costs we may incur in defending against such actions.

Our disclosures and stakeholder expectations related to environmental, social and governance matters may impose additional costs and expose us to new risks.

We have voluntarily established and publicly disclosed certain environmental, social and governance (“ESG”) goals, such as targets for waste avoidance and positive economic impacts associated with recommerce and reduced greenhouse gas emissions. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Stakeholder expectations regarding ESG matters continue to evolve and are becoming increasingly divergent among and within stakeholders, and ESG matters have been the subject of increased regulatory and stakeholder attention and emerging and evolving regulatory requirements and frameworks. The imposition of new laws, changes in laws, regulatory requirements, policies, international accords or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets in which we operate, as well as relating to matters beyond our core products and services, including environmental sustainability, climate change, human capital and employment matters, could result in higher compliance and other costs, resulting in adverse effects on our business.

In addition, our failure to accomplish or accurately track and report on any of our stated goals, or otherwise meet evolving and varied stakeholder expectations, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, regulatory authorities and other stakeholders. If our ESG goals or performance are perceived to be inadequate or worse than those of our competitors, if we are targeted by those who disagree with our public positions on ESG issues, or if we do not otherwise successfully manage ESG-related expectations across investors and other stakeholders, it could erode stakeholder trust, impact our reputation, subject us to litigation or shareholder activism, which could adversely affect our business and reputation. In addition, recent rapid and unpredictable shifts in public sentiment heighten these risks, and we believe our ability to respond effectively, sensitively and authentically to such developments will be important to stakeholders, including, among others, regulators, investors, customers and employees.

In addition, ESG best practices and reporting standards are complex and evolving, and new laws, regulations, policies and international accords relating to ESG matters are being developed and formalized in numerous jurisdictions and challenged and forestalled in others. Some of these laws and regulations require specific, target-driven frameworks and disclosures. We expect the need to be prepared to contend with overlapping and divergent disclosure requirements in multiple jurisdictions. For example, California recently enacted legislation that requires greater transparency on climate-related matters, including with respect to greenhouse gas emissions, climate change-related financial risk and carbon offset purchases, for companies that operate in California. Our costs to comply with these and other ESG reporting requirements, including new ESG standards and initiatives in the European Union, such as the Corporate Sustainability Reporting Directive, could be significant, and such disclosure requirements could result in revisions to our previous ESG-related disclosures or challenges in meeting evolving and varied regulatory, investor and other stakeholder expectations and standards, which could expose us to liability or harm our business and reputation.

We are regularly subject to litigation and regulatory and government inquiries, investigations and disputes, as our business evolves and as governments and regulators seek to extend new and existing laws to reach our business model.

We are regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, enforcement actions and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, sanctions, compliance, money transmission, financial services, commercial disputes, content generated by our users, services and other matters. The number and significance of these disputes and inquiries have increased as we have grown larger, our businesses have expanded in scope and geographic reach, and our products and services have increased in complexity.

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

Our conduct and actions are subject to scrutiny by various government agencies under U.S. and foreign laws and regulations, including antitrust and competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of unfair or anti-competitive conduct. Our users, other companies, and government agencies have in the past alleged, and may in the future allege that our actions violate the antitrust or competition laws of the United States, individual states, the European Union or other countries, or otherwise constitute unfair competition. An increasing number of governments are regulating activities by online platforms as a complement to competition law, and we may be subjected to such regulation. Our business partnerships or agreements or arrangements with customers or other companies could give rise to law enforcement action or antitrust litigation. Some regulators and enforcement agencies may perceive our business to be used so broadly that otherwise uncontroversial business practices could be deemed anticompetitive. Certain competition authorities have conducted market studies of our industries. Any claims and investigations, even if without foundation, may be very expensive to defend, involve negative publicity and substantial diversion of management time and effort and could result in judgments against us with significant fines or require us to change our business practices.

The listing or sale by our users of certain items, including items that allegedly infringe the intellectual property rights of rights owners, including pirated or counterfeit items, illegal items or items used in an illegal manner, may harm our business.

The listing or sale by our users of infringing, illegal or stolen goods, or unlawful services, or sale of goods or services in an unlawful manner, has resulted and may continue to result in allegations of civil or criminal liability for unlawful activities against us (including the employees and directors of our various entities) involving activities carried out by users through our services. In a number of circumstances, third parties, including government regulators and law enforcement officials, have alleged that our services aid and abet violations of certain laws, including laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., books, music and software), the fencing of stolen goods, selective distribution channel laws, customs laws, distance selling laws, and the sale of items outside of the United States that are regulated by U.S. export controls. Additionally, legislative proposals in the United States seek to make online marketplaces contributorily liable for the use of counterfeit marks by third party sellers.

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

As described more fully under “Note 12 — Commitments and Contingencies — Litigation and Other Legal Matters” and above under the heading “Our business is subject to extensive and increasing government regulation and oversight, which could adversely impact our business,” certain government agencies have sought, or continue to seek, to hold us liable for third-party sales on our Marketplace platforms to the extent such sales implicate laws and regulations enforced by those agencies. If we were found to be liable for any instances of such activities, or if new laws or court decisions impose liability on marketplace platforms, we likely will be subject to monetary damages, required to change our business practices or implement other remedies that could have a material adverse impact on our business, and our reputation could suffer harm.

We are subject to risks associated with information disseminated through our services.

Online services companies may be subject to claims relating to information disseminated through their services, including claims alleging defamation, libel, breach of contract, invasion of privacy, negligence, among other things. The laws relating to the liability of online services companies for information disseminated through their services are subject to frequent challenges both in the United States and foreign jurisdictions. Any liabilities incurred as a result of these matters could require us to incur additional costs and harm our reputation and our business.

A number of legislative proposals and policy recommendations in the United States and in other jurisdictions, such as the European Union, seek to make online platforms liable to third parties for the user-provided content on sites like ours. If we become liable for information provided by our users and carried on our service in any jurisdiction in which we operate, we could be directly harmed and we may be forced to implement new measures to reduce our exposure to this liability, including expending substantial resources or discontinuing certain service offerings, which could harm our business.

Interest Rate and Indebtedness Risks

Fluctuations in interest rates, and changes in regulatory guidance related to such interest rates, could adversely impact our financial results.

During 2022 and 2023, the Federal Reserve raised benchmark interest rates to combat inflation. Interest rates remained high relative to recent years for most of 2024, but the Federal Reserve began reducing rates towards the end of the year. Despite these recent cuts, our borrowing costs were significantly impacted by the elevated interest rates throughout the year, and may remain elevated, which could adversely impact our results of operations and financial condition. Furthermore, future fixed-rate indebtedness may still be more expensive than the existing fixed-

rate debt that is coming due and being refinanced. Although as of December 31, 2024 we had no outstanding borrowings under our revolving credit facility, our revolving credit facility is subject to floating interest rates and therefore is also subject to interest rate risks to the extent we borrow in the future. We have in the past and may in the future enter into interest rate hedging arrangements, but we can provide no assurances that these arrangements will fully mitigate the increased borrowing costs.

Investments in both fixed-rate and floating-rate interest-earning instruments are subject to varying levels of interest rate risk. As detailed in “Note 6 — Investments,” the fair market value of our fixed-rate investment securities was negatively affected by rising interest rates in 2022 and 2023. This trend persisted through most of 2024, though rates declined towards the end of the year. The high rates allowed us to invest at more favorable yields, improving the fair value of our fixed-rate investments. If rates decrease further, we would anticipate a reduction in investment income and a corresponding increase in fair value.

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

The application of indirect taxes such as sales and use tax, value-added tax (“VAT”), goods and services tax (“GST”) (including the “digital services tax”), business tax, withholding tax and gross receipt tax, and tax information reporting obligations to businesses like ours and to our sellers and buyers is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing statutes might apply to our business or to our sellers’ businesses. In some cases it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain any obligations that may apply to us related to our sellers’ businesses, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold on our Marketplace platforms are unique or handmade. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.

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

Various jurisdictions are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce. If requirements like these become applicable in additional jurisdictions, our business, collectively with eBay sellers’ businesses, could be harmed. For example, taxing authorities in the United States and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. To date, 45 states, the District of Columbia and Puerto Rico have enacted Internet sales tax legislation with additional states anticipated to adopt legislation in the coming years. Our business is also required to increase payments reporting requirements for U.S. sellers as a result of federal legislation. Beginning in January 2027 for 2026 transactions, all businesses that process payments are expected to be required to issue a Form 1099-K for all sellers who receive more than $600 in gross payments in a year. The IRS has delayed the $600 threshold for 2023 and prior tax years, and affected businesses are only required to send out Forms 1099-K to taxpayers who receive over $20,000 and have over 200 transactions in those years. For the 2024 tax year, the IRS has announced plans for a threshold of $5,000 to phase in reporting requirements. This new threshold is currently expected to apply to transactions occurring in 2024, and future phase in reporting requirements are subject to any changes implemented by the IRS. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms. Moreover, any failure by us to prepare for and comply with this and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions and harm our business.

These legislative changes or new legislation could adversely affect our business if the requirement of tax to be charged on items sold on our Marketplace platforms causes our Marketplace platforms to be less attractive to current and prospective buyers, which could materially impact our business and eBay sellers’ businesses. This legislation could also require us or our sellers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, remittance, and audit requirements, which could make selling on our Marketplace platforms less attractive.

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and from time to time there can be transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in the United States and multiple foreign jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our business structure. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

In addition, our future income taxes could be adversely affected by a shift in our jurisdictional earnings mix, by changes in the valuation of our deferred tax assets and liabilities, changes in the valuation of our investments, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

Transactional Risks

Acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments could result in operating difficulties and could harm our business or impact our financial results.

We have acquired a significant number of businesses of varying size and scope, technologies, services, and products, and we maintain investments in certain businesses. We have also at times disposed of significant businesses or investments therein. We expect to continue to evaluate and consider a wide array of potential strategic transactions as part of our overall business strategy, including business combinations, acquisitions, and dispositions of businesses, technologies, services, products, and other assets, as well as strategic investments and joint ventures.

These transactions may involve significant challenges and risks, including:

•the potential that we cannot complete these transactions on our desired timeline and terms;
•the loss of key customers, merchants, vendors and other key business partners of the companies we acquire, or dispose of, following and continuing after announcement of our transaction plans;
•declining employee morale and retention issues affecting employees of companies that we acquire or dispose of, which may result from changes in compensation, or changes in management, reporting relationships, future prospects or the direction of the acquired or disposed business;
•difficulty making new and strategic hires of new employees;
•diversion of management time and a shift of focus from operating the businesses to the transaction, and, in the case of an acquisition, integration and administration;
•the need to provide transition services to a disposed of company, which may result in the diversion of resources and focus;
•the need to integrate new, different or more complex operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel of each acquired company, which is an inherently risky and potentially lengthy and costly process;
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
•derivative lawsuits resulting from the transaction;
•anti-trust or other similar regulatory enforcements and restrictions that could delay or nullify a transaction, impose restrictions on our operations or lead to subsequent litigation;
•increased costs and indebtedness associated with negotiating, financing and completing acquisitions;
•exposure to regulatory regimes unfamiliar to our business, which can divert management time and company resources;
•liability for activities of the acquired or disposed of company, including intellectual property, payment services and other litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities and, in the case of dispositions, liabilities to the acquirers of those businesses under contractual provisions such as representations, warranties and indemnities;
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
•the possibility that we may not realize the expected benefits from such transactions within the anticipated time frame, or at all; and
•our dependence on the acquired business’ accounting, financial reporting, operating metrics and systems, controls and processes and the risk that errors or irregularities in those systems, controls and processes could lead to errors in our consolidated financial statements, increase the risk of non-compliance with existing or new laws and regulations or make it more difficult to manage the acquired business.

We have made certain investments including through joint ventures and in companies in which we have a minority equity interest and/or lack management and operational control. The controlling joint venture partner in a joint venture may have business interests, strategies, or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture. Any circumstances, which may be out of our control, that adversely affect the value of our investments, or cost resulting from regulatory action or lawsuits in connection with our investments, could harm our business or negatively impact our financial results.

As a result of a prior transaction, we own a significant number of Aurelia Netherlands TopCo B.V. (“Aurelia”) shares, representing approximately 8.3% of the outstanding equity of Aurelia. Because Aurelia is a privately held company without a readily determinable fair value and over which we are not able to exercise significant influence, our investment is accounted for under the measurement alternative where the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment. The value of our investment in Aurelia could fluctuate due to factors outside of our control, and a decline in value could require us to record an impairment, which could have a material adverse impact on our financial results. In addition, any decline in value could impact our ability to exit our investment on favorable market terms or our ability to liquidate the shares. Our ability to sell Aurelia shares is also constrained by certain contractual obligations. Any of these potential issues, if realized, could harm our business or negatively impact our financial results.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C: CYBERSECURITY

Risk Management and Strategy

Our approach to risk management is designed to identify, assess, prioritize and manage risk exposures that could affect our ability to execute our corporate strategy and fulfill our business objectives. As part of our comprehensive enterprise risk management (“ERM”) program, we perform risk assessments in which we map and prioritize cybersecurity risks identified through the processes described below, including risks associated with our use of third-party service providers, based on probability, immediacy and potential magnitude. These assessments inform our ERM strategies and oversight processes, and we view cybersecurity risks as one of the key risk categories we face. For example, our information technology and infrastructure may be vulnerable to cyberattacks (including ransomware attacks) or other security incidents, as a result of which unauthorized third parties may be able to access our users’ proprietary information and payment card data that are stored on or accessible through our systems. For more information regarding the cybersecurity-related risks we face, see the information in “Item 1A: Risk Factors” under the caption “Cyberattacks and data security breaches and incidents could significantly damage our reputation, reduce our revenues, increase our costs, result in litigation and regulatory penalties, and otherwise harm our business.”

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

Governance and Oversight

Our ERM program enables our Board to establish a mutual understanding with management on the effectiveness of our cybersecurity risk management practices and capabilities, including the division of responsibilities for reviewing our risk exposure and risk tolerance, tracking emerging risks and ensuring proper escalation of certain key risks for periodic review by the Board and its committees. As part of its broader risk oversight activities, the Board oversees risks from cybersecurity threats, both directly and through its committees. In November 2024, the Board formed a Technology Committee (the “Technology Committee”) and assigned it certain oversight responsibilities previously within the remit of the Risk Committee of the Board (the “Risk Committee”), including oversight responsibilities relating to cybersecurity. Accordingly, practices and responsibilities attributed to the Technology Committee within this “Item 1C: Cybersecurity” were undertaken by the Risk Committee until November 2024. As reflected in their respective charters, the Technology Committee now assists the Board in its management of cybersecurity and data management risks, and the Risk Committee continues to oversee our ERM function and structure, including governance structure and our guidelines and processes for risk assessment and risk management. The Audit Committee of the Board also oversees our audits and tests of our cybersecurity practices and controls, as well as our internal control over financial reporting, including with respect to financial reporting-related information systems.

As an element of its ERM oversight activities, the Risk Committee regularly reviews the results of our enterprise risk assessments, while the Technology Committee reviews those relating to cybersecurity, as well as management's strategies to detect, monitor and manage such risks. The Technology Committee discusses these risks with our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) and reports to the Board on the substance of these reviews and discussions. Each year, the Technology Committee also receives “deep dive” reports from our CTO and CISO on cybersecurity and data management risks, and the full Board also discusses cybersecurity risks with our CTO and CISO at least once per year. In addition to these regularly scheduled updates, our CTO and CISO may also report to the Technology Committee or the full Board, as appropriate, on the management of certain cybersecurity risks and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats that have been detected by the information security team.

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

In accordance with our information security incident response plans, our information security team assesses the severity of any incidents it detects and follows escalation procedures embedded within the plans for upward reporting to the CISO and CTO, other members of management and the Board, each as needed. In addition to the ordinary-course Board and Technology Committee reporting and oversight described above, we also maintain disclosure controls and procedures, including within our cybersecurity incident response plans, designed for analysis of potentially material events covered by our risk management framework, including cybersecurity incidents or threats.

ITEM 2: PROPERTIES

We own and lease various properties in the United States and 23 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. The following table presents the aggregate square footage of our owned and leased properties for our continuing operations as of December 31, 2024 (in millions):

	United States	Other Countries	Total
Owned facilities	1.1	—	1.1
Leased facilities	1.0	0.9	1.9
Total facilities	2.1	0.9	3.0

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of February 21, 2025, there were 2,831 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We paid a total of $533 million and $528 million in cash dividends during the years ended December 31, 2024 and December 31, 2023, respectively. In February 2025, our Board declared a cash dividend of $0.29 per share of common stock to be paid on March 28, 2025 to stockholders of record as of March 14, 2025. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that the Board considers relevant.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2019 (the last trading day for the year ended December 31, 2019) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2024 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 31, 2024	3,856,822	$64.82	3,856,822	$948,472,643
November 30, 2024	4,580,788	$61.92	4,580,788	$664,819,324
December 31, 2024	5,716,433	$64.09	5,716,433	$3,298,472,788
	14,154,043		14,154,043
(1)Our stock repurchase program is intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count and return value to stockholders. Any share repurchases under our stock repurchase program may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives.
In February and December 2024, our Board authorized an incremental $2.0 billion and $3.0 billion, respectively, under our stock repurchase program in addition to the $4.0 billion previously authorized in 2022. Our stock repurchase program has no expiration from the date of authorization.
During the three months ended December 31, 2024, we repurchased $900 million of our common stock under our stock repurchase program. As of December 31, 2024, a total of $3.3 billion remained available for future repurchases of our common stock.
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

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with Part I “Forward Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and the consolidated financial statements and the related notes included in this report. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

OVERVIEW

Business

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and unique selection.

Gross Merchandise Volume (“GMV”) grew during 2024 as we executed on our strategy, including across Focus Categories, country-specific investments, and horizontal initiatives. Improvement was driven by cross-category shopping, horizontal innovation, country-specific initiatives and growth in recommerce. The culmination of these effects, combined with consumers looking for value, offset pressure in discretionary spending across our three largest markets primarily resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence.

FX-Neutral Presentation

In addition to presenting net revenues in accordance with U.S. generally accepted accounting principles (“GAAP”), we also present foreign exchange neutral (“FX-Neutral”) net revenues to supplement our results of operations presented in accordance with GAAP and to enhance investors’ understanding of our global business performance by excluding the positive or negative year-over-year impact of foreign currency movements on reported net revenues. We define FX-Neutral net revenues as GAAP net revenues minus the exchange rate effect, which we calculate by applying prior period foreign currency exchange rates to current year transactional currency amounts, excluding hedging activity. We believe presenting FX-Neutral net revenues provides useful information to both management and investors by isolating the effects of foreign currency exchange rate fluctuations that may not be indicative of our core operating results. In addition, as we have historically reported certain FX-Neutral results to investors, we believe that continuing to include these FX-Neutral measures provides consistency in our financial reporting. FX-Neutral net revenues are non-GAAP financial measures that are not based on any comprehensive set of accounting rules or principles and may be calculated differently than other “FX-Neutral,” “constant currency,” or similarly titled measures used by other companies. FX-Neutral net revenues are not presented as an alternative to GAAP net revenues and should only be used to evaluate our results of operations in conjunction with GAAP net revenues.

Fiscal Year Highlights

Net revenues increased 2% to $10.3 billion compared to $10.1 billion in 2023. FX-Neutral net revenues (as defined above) also increased 2% compared to 2023. Operating margin increased to 22.5% compared to 19.2% in 2023.

We generated cash flow from continuing operating activities of $2.4 billion in both 2024 and 2023.

We recognized $76 million of aggregate losses on equity investments and warrant in our consolidated statement of income compared to $1.8 billion of aggregate gains recognized during 2023.

We repurchased $3.1 billion of common stock and paid $533 million in cash dividends.

In the first and fourth quarter, our Board authorized an incremental $2.0 billion and $3.0 billion, respectively, under our stock repurchase program, with no expiration from the date of authorization.

In the third quarter, we repaid $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity.

In the second quarter, we completed the previously announced sale of Adevinta ASA (“Adevinta”) shares in exchange for $2.4 billion in cash and shares of the new entity, Aurelia Netherlands TopCo B.V. (“Aurelia”) representing approximately 18.3% ownership. We recognized an unrealized loss of $234 million and a realized gain of $78 million. Concurrently, we granted Aurelia UK Feederco Limited, the buyer, a six-month option to purchase Aurelia shares.

In the fourth quarter, the option was exercised upon which we sold additional shares in Aurelia in exchange for $1.0 billion in cash and recognized an $11 million loss. The fair value of the investment was $867 million as of December 31, 2024, representing approximately 8.3% of the outstanding equity of Aurelia.

In the fourth quarter, we met the processing volume milestone required to vest in the second tranche of our warrant to purchase shares of Adyen N.V. (“Adyen”). Upon vesting, we exercised the option to purchase shares of Adyen valued at $630 million in exchange for $108 million in cash. We subsequently sold our shares for $573 million and recognized a realized loss of $57 million.

In the fourth quarter, we sold our remaining stake in Gmarket Global LLC (“Gmarket”) valued at $323 million in exchange for $322 million in cash, net of transaction costs, and recognized a realized loss of $1 million and an unrealized loss of $12 million related to the change in fair value of the investment.

In January 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the date of maturity.

In February 2025, our Board declared a cash dividend of $0.29 per share of common stock to be paid on March 28, 2025 to stockholders of record as of March 14, 2025.

RESULTS OF OPERATIONS

We have one reportable segment, which reflects how the chief operating decision maker (“CODM”), President and Chief Executive Officer, reviews and assesses performance of the business. This reportable segment includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps. The accounting policies of this segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this report.

Net Revenues

We generate revenues from the following activities:

Marketplace revenues primarily consist of commissions related to the connection service including final value fees, listing fees, feature fees, and foreign exchange fees. Marketplace revenues also include store subscription fees, shipping fees, and certain other fees. Marketplace revenues are reduced by customer incentive programs, including discounts, coupons, and rewards.

Advertising revenues primarily consist of fees charged to sellers to promote their listings on our Marketplace platforms, as well as third-party advertising fees.

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
Marketplace revenues	$8,648	—%	$8,669	—%	$8,644
Advertising revenues	1,635	13%	1,443	25%	1,151
Net revenues	$10,283	2%	$10,112	3%	$9,795

Seasonality

We expect volume on our Marketplace platforms to trend with general consumer buying patterns. Seasonal trends in net revenues have been influenced by macroeconomic conditions, foreign exchange rate fluctuations, as well as the introduction and scaling of new products and initiatives by us and our competitors. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2022
Net revenues	$2,483	$2,422	$2,380	$2,510
% change from prior quarter	(5)%	(2)%	(2)%	5%
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
United States	$5,238	3%	$5,073	5%	$4,842
% of net revenues	51%		50%		49%

International	5,045	—%	5,039	2%	4,953
% of net revenues	49%		50%		51%

Net revenues (1)(2)	$10,283	2%	$10,112	3%	$9,795
(1)Net revenues included $54 million of hedging losses during 2024 compared to $56 million and $140 million of hedging gains during 2023 and 2022, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $2 million during 2024 compared to a favorable impact of $52 million and an unfavorable impact of $320 million during 2023 and 2022, respectively. The effect of foreign currency exchange rate movements during 2024 compared to 2023 was primarily attributable to the weakening of the U.S. dollar against the euro and other major currencies.

Our Marketplace platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results; we have experienced and may continue to experience elevated foreign currency volatility in the future. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant movements. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed under “Item 1A: Risk Factors” in Part I of this report.

Key Operating Metrics

GMV and take rate are significant factors that we believe affect our net revenues.

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

Take rate is defined as net revenues divided by GMV and represents net revenue as a percentage of overall volume on our Marketplace platforms. We believe that take rate provides a useful measure of our ability to monetize volume through services on our Marketplace platforms in a given period. We use take rate to identify key revenue drivers.

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024			2023	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$10,283	$2	$10,281	$10,112	2%	2%

GMV	$74,667	$430	$74,237	$73,206	2%	1%

Take rate	13.77%			13.81%	(0.04)%

	Year Ended December 31,
	2023			2022	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$10,112	$52	$10,060	$9,795	3%	4%

GMV	$73,206	$(44)	$73,250	$73,900	(1)%	(1)%

Take rate	13.81%			13.25%	0.56%
(1)Net revenues included $54 million of hedging losses during 2024 compared to $56 million and $140 million of hedging gains during 2023 and 2022, respectively.

In 2024, the increase in net revenues was primarily due to higher GMV, the expansion of promoted listings products, the ramp of eBay International Shipping and additional financial services offered to buyers and sellers within our payments system, partially offset by a decline in our take rate driven by fluctuations in foreign currency exchange rates and changes to our fee structure in certain markets.

GMV grew during 2024 as we executed on our strategy, including across Focus Categories, country-specific investments, and horizontal initiatives. Traffic improvement was driven by cross-category shopping, horizontal innovation, country-specific initiatives and growth in recommerce. The culmination of these effects, combined with consumers looking for value, offset pressure in discretionary spending across our three largest markets primarily resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence.

Focus Categories GMV grew in aggregate, faster than the remainder of our marketplace. This volume growth was primarily driven by Parts & Accessories (“P&A”), Refurbished, Collectibles, and Luxury goods. Traffic and conversion improved in the U.S., which led to a narrower gap to U.S. ecommerce market growth. Collectibles was a key contributor to U.S. growth, including Trading Cards, where traffic and conversion have improved, driven by strategic investments and partnerships. In the United Kingdom and Germany, we continued to experience challenging macroeconomic conditions and lower consumer confidence, with offsetting growth in P&A and consumer-to-consumer volume. Cross-border trade was a key driver of International GMV growth, led by exports from Greater China and Japan into our major markets. Cross-border trade was also a significant contributor to growth in Focus Categories, particularly P&A.

Cost of Net Revenues

Cost of net revenues represents costs associated with customer support, site operations and payment processing. Significant components of these costs primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs, depreciation of equipment and amortization expense, bank transaction fees, credit card interchange and assessment fees, authentication costs, shipping costs and indirect tax expenses. The following table presents cost of net revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
Cost of net revenues (1)(2)	$2,880	2%	$2,833	6%	$2,680
% of net revenues	28%		28%		27%
(1)Cost of net revenues were net of immaterial hedging activity during 2024, 2023 and 2022, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $7 million on cost of net revenues during 2024 compared to an unfavorable impact of $2 million and a favorable impact of $81 million during 2023 and 2022, respectively.

The increase in cost of net revenues during 2024 compared to 2023 was primarily due to a $53 million increase related to the expansion of promoted listings products, a $50 million increase related to indirect tax expenses, a $32 million increase related to the ramp of eBay International Shipping, and an $11 million disposition of data center equipment, partially offset by a $66 million decrease in depreciation expense due to the change in our estimate of the useful lives for our servers and networking equipment and a $38 million decrease in payment processing costs driven by rate improvements.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
Sales and marketing	$2,319	5%	$2,217	4%	$2,136
% of net revenues	23%		22%		22%
Product development	1,479	(4)%	1,544	16%	1,330
% of net revenues	14%		15%		14%
General and administrative	914	(24)%	1,196	24%	963
% of net revenues	9%		12%		10%
Provision for transaction losses	353	(2)%	360	8%	332
% of net revenues	3%		4%		3%
Amortization of acquired intangible assets	20	**	21	**	4
Total operating expenses (1)(2)	$5,085	(5)%	$5,338	12%	$4,765
(1)Operating expenses were net of immaterial hedging activity during 2024, 2023 and 2022, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $9 million on operating expenses during 2024 compared to a favorable impact of $16 million and $193 million during 2023 and 2022, respectively.
**    Not meaningful

Sales and Marketing

Sales and marketing expenses primarily consist of marketing program costs, employee compensation (including stock-based compensation), certain user coupons and rewards, contractor costs, facilities costs and depreciation on equipment. Marketing program costs represent traffic acquisition costs in various channels such as paid search, affiliates marketing and display advertising, as well as brand campaigns and buyer/seller communications.

The increase in sales and marketing expenses during 2024 compared to 2023 was primarily due to a $163 million increase in marketing program costs and user coupons, partially offset by a $74 million decrease in employee-related costs.

Product Development

Product development expenses primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs and depreciation on equipment. Product development expenses are net of required capitalization of major platform and other product development efforts, including the development and maintenance of our technology platform. Our top technology priorities include improving seller tools and buyer experiences across our Marketplace platforms powered by intelligent computing at scale.

The decrease in product development expenses during 2024 compared to 2023 was primarily due to a decrease in employee-related costs driven by operational efficiencies. While employee costs are decreasing, we continue to invest in strategic areas such as browsing experience, search optimization and providing relevant recommendations to enhance the experience for our customers around the world.

Capitalized internal use and platform development costs were $108 million and $115 million in 2024 and 2023, respectively. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The decrease in general and administrative expenses during 2024 compared to 2023 was primarily due to a $56 million legal accrual release during 2024 compared to a $65 million legal expense recognized during 2023 and an $8 million restructuring accrual release during 2024 compared to a $141 million restructuring expense recognized during 2023. See “Note 12 — Commitments and Contingencies” and “Note 18 — Restructuring” to the consolidated financial statements included in this report for additional details regarding our legal matters and the restructuring, respectively.

Provision for Transaction Losses

Provision for transaction losses consists primarily of losses resulting from our buyer protection programs, chargebacks for unauthorized credit card use, and merchant related chargebacks due to non-delivery of goods or services. We expect our provision for transaction losses to fluctuate depending on many factors, including changes to our protection programs and macroeconomic conditions.

The decrease in provision for transaction losses during 2024 compared to 2023 was primarily due to favorable fluctuations in buyer and seller fraud rates.

Gain (loss) on equity investments and warrant, net

Gain (loss) on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta, Adyen, Aurelia and Gmarket, and gains and losses due to changes in fair value of the warrant received from Adyen. The following table presents gain (loss) on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
Unrealized change in fair value of equity investment in Adevinta	$(234)	(113)%	$1,782	166%	$(2,693)
Realized change in fair value of shares sold in Adevinta	78	100%	—	(100)%	2
Unrealized change in fair value of equity investment in Adyen	—	**	—	100%	(118)
Realized change in fair value of shares sold in Adyen	(57)	(100)%	—	100%	(143)
Realized change in fair value of shares sold in Aurelia	(11)	(100)%	—	**	—
Unrealized change in fair value of equity investment in Gmarket	(12)	88%	(96)	67%	(294)
Realized change in fair value of shares sold in Gmarket	(1)	**	—	**	—
Unrealized change in fair value of equity investment in KakaoBank	—	**	—	100%	(218)
Realized change in fair value of shares sold in KakaoBank	—	(100)%	13	117%	(75)
Gain (loss) on other investments	3	118%	(17)	—%	(17)
Change in fair value of warrant	158	5%	150	165%	(230)
Total gain (loss) on equity investments and warrant, net	$(76)	(104)%	$1,832	148%	$(3,786)
**    Not meaningful

The change in gain (loss) on equity investments and warrant, net during 2024 compared to 2023 was driven by the realized and unrealized changes in fair value of our equity investments and the warrant. Refer to “Note 6 — Investments” for further details about our equity investments.

Interest Expense, Interest Income and Other, Net

Interest expense primarily consists of interest charges on amounts borrowed, commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, as applicable. Interest income and other, net primarily consists of interest earned on cash, cash equivalents, investments and customer accounts, gains and losses on foreign exchange transactions and transaction costs of acquisitions. The following table presents interest expense and interest income and other, net for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024	% Change	2023	% Change	2022
Interest expense	$(259)	(2)%	$(263)	12%	$(235)
Percentage of net revenues	(3)%		(3)%		(2)%

Interest income	$272	33%	$204	179%	$73
Foreign exchange and other	23	**	(7)	**	(3)
Total interest income and other, net	$295	50%	$197	181%	$70
Percentage of net revenues	3%		2%		1%
**    Not meaningful

Interest expense decreased during 2024 compared to 2023 primarily due to a lower average notional amount of outstanding debt.

Interest income increased during 2024 compared to 2023 primarily due to a higher average notional amount and higher yields on fixed-income investments.

Income Tax Provision (Benefit)

The following table presents provision for income taxes and effective tax rate for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2024	2023	2022
Income tax provision (benefit)	$297	$932	$(327)
Effective tax rate	13.0%	25.1%	20.4%

The decrease in our effective tax rate during 2024 compared to 2023 was primarily due to benefits from the sale of Gmarket, research and development tax credits generated, excess tax benefits on stock-based compensation and the 2023 non-recurring remeasurement of deferred tax assets related to a tax rate reduction and an increase in reserves for uncertain tax positions, partially offset by a benefit from the release of a valuation allowance.

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

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,414	$2,431	$2,627
Continuing investing activities	2,213	240	2,459
Continuing financing activities	(3,806)	(2,450)	(3,792)
Effect of exchange rates on cash, cash equivalents and restricted cash	(28)	5	(57)
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	—	(5)	(371)
Net increase in cash, cash equivalents and restricted cash	$793	$221	$866

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our Marketplace platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $2.4 billion in 2024 compared to $2.4 billion in 2023 was primarily attributable to a $377 million increase in operating income offset by working capital movements.

Continuing Investing Activities

Cash provided by continuing investing activities of $2.2 billion in 2024 was primarily attributable to proceeds of $12.3 billion from the maturities and sales of investments, and proceeds of $2.4 billion, $1.0 billion, $573 million and $322 million from the sale of our equity investments in Adevinta, Aurelia, Adyen and Gmarket, respectively, partially offset by cash paid for investments of $13.9 billion and property and equipment of $458 million.

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

Continuing Financing Activities

Cash used in continuing financing activities of $3.8 billion in 2024 was primarily driven by common stock repurchases of $3.1 billion, debt repayments of $750 million related to the repayment of our 3.450% senior notes due 2024, and $533 million of cash dividends paid, partially offset by borrowing under our commercial paper program of $441 million and net funds receivable and payable activity of $305 million.

Cash used in continuing financing activities of $2.5 billion in 2023 was primarily driven by common stock repurchases of $1.4 billion, debt repayments of $1.2 billion related to the repayment of our floating rate and 2.750% senior notes due 2023, and $528 million of cash dividends paid, partially offset by net funds receivable and payable activity of $717 million driven by changes in payment processors.

The negative and positive effects of exchange rate movements on cash, cash equivalents and restricted cash during 2024 and 2023, respectively, was due to the strengthening and weakening, respectively, of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of December 31, 2024 and 2023, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $7.2 billion and $5.1 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $763 million and $481 million, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” in our consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $90 million and $27 million, respectively. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

Geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and global economic uncertainty have caused material disruptions in both the United States and international financial markets and economies and are uncertain in duration. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

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

Senior Notes

In 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity.

In 2023, we repaid the $1.2 billion aggregate principal amount of our floating rate and 2.750% senior notes on the date of maturity.

As of December 31, 2024, we had fixed-rate senior notes outstanding with an aggregate principal amount of $7.0 billion, with $1.2 billion payable within 12 months. Future interest payments associated with the senior notes totaled an aggregate of $2.1 billion, with an aggregate of $223 million payable within 12 months. The net proceeds from the issuances of these senior notes were used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. In 2024, we issued and repaid $180 million of commercial paper notes with original maturities less than 90 days and issued $450 million of commercial paper notes with original maturities greater than 90 days. As of December 31, 2024, we had $450 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 5.10% per annum, and a weighted average remaining term of 144 days.

In January 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the date of maturity.

Credit Agreement

We have a credit agreement that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 10 — Debt” to the consolidated financial statements included in this report. As of December 31, 2024, we had $450 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.6 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Leases

We have operating leases for office space, data centers, as well as other corporate assets that we utilize under lease arrangements. As of December 31, 2024, we had fixed lease payment obligations of $544 million, with $142 million payable within 12 months. For additional details related to our leases, please see “Note 11 — Leases” to the consolidated financial statements included in this report.

Purchase Obligations

Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (including for computer equipment, software applications, engineering development services, and construction contracts) and other goods and services entered into in the ordinary course of business. As of December 31, 2024, we had purchase obligations of $86 million, with $64 million payable within 12 months.

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

As of December 31, 2024, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $1.6 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 15 — Income Taxes” to the consolidated financial statements included in this report.

Stock Repurchases

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count and return value to stockholders. Any share repurchases under our stock repurchase programs will be funded from our working capital or other financing alternatives.

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

In February and December 2024, our Board authorized an incremental $2.0 billion and $3.0 billion, respectively, under our stock repurchase program in addition to the $4.0 billion previously authorized in 2022. Our stock repurchase program has no expiration from the date of authorization.

During 2024, we repurchased $3.1 billion of our common stock under our stock repurchase program. As of December 31, 2024, a total of $3.3 billion remained available for future repurchases of our common stock. See “Note 13 — Stockholders’ Equity” to the consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

We paid a total of $533 million and $528 million in cash dividends in 2024 and 2023, respectively. In February 2025, our Board declared a cash dividend of $0.29 per share of common stock to be paid on March 28, 2025 to stockholders of record as of March 14, 2025.

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

We have entered into various indemnification agreements and, in the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations. It is not possible to determine the maximum potential loss under these various indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recognized in our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively. See “Note 12 — Commitments and Contingencies” to the consolidated financial statements included in this report for more information about our indemnification provisions.

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

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2024, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

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

Based on our results for the year ended December 31, 2024, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $23 million, resulting in an approximate $0.05 change in diluted earnings per share.

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recognized as goodwill.

As of December 31, 2024, our goodwill totaled $4.3 billion. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2024 and 2023. As of December 31, 2024, we determined that no impairment of the carrying value of goodwill was required. See “Note 4 — Goodwill and Intangible Assets” to the consolidated financial statements included in this report.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Note 12 — Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

Recent Accounting Pronouncements

See "Note 1 — The Company and Summary of Significant Accounting Policies" to the consolidated financial statements included in this report, regarding the impact of certain recent accounting pronouncements in our consolidated financial statements.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of December 31, 2024, approximately 35% of our total cash and investments was held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2024, the balance of our corporate debt and government bond securities was $4.8 billion, which represented approximately 52% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $49 million and $20 million as of December 31, 2024 and 2023, respectively.

Further changes in interest rates will impact “Interest expense” on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact “Interest expense.” For additional details related to our debt, see “Note 10 — Debt” to our consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of “Interest income and other, net,” our share of the net income or loss of the equity investments accounted for under the equity method of accounting, and as a component of “Gain (loss) on equity investments and warrant, net,” the change in fair value of the equity method investments accounted for under the fair value option. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in “Gain (loss) on equity investments and warrant, net.” Equity investments under the fair value option are measured at fair value based on a quarterly valuation analysis and are classified within Level 3 in the fair value hierarchy as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Subsequent changes in fair value are recognized in “Gain (loss) on equity investments and warrant, net.”

As of December 31, 2024, our equity investments totaled $1.1 billion, which represented approximately 12% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to our investments, please see “Note 6 — Investments” to our consolidated financial statements included in this report.

Foreign Currency Risk

Our Marketplace platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the British pound and euro, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow and results of operations that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations in our reported consolidated statement of cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 7 — Derivative Instruments” to our consolidated financial statements included in this report.

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the derivative’s gain or loss is initially reported as a component of “Accumulated other comprehensive income” and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2024. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$55	$(89)
Foreign exchange contracts - Not designated for hedge accounting	$2	$(72)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

We also use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on our assets and liabilities are recognized in “Interest income and other, net,” which are offset by the gains and losses on the foreign exchange contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an immaterial adverse impact on income before income taxes as of December 31, 2024.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a)1 of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

On December 12, 2024, Steve Priest, our Chief Financial Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until December 18, 2025, subject to customary exceptions. His 10b5-1 Plan provides for the sale from time to time of certain shares of eBay common stock that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Priest’s 10b5-1 Plan, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, and assuming maximum achievement level on the remaining components of certain outstanding performance-based equity awards, the maximum aggregate number of shares to be sold pursuant to Mr. Priest’s 10b5-1 Plan is 182,412.

On December 12, 2024, Eddie Garcia, our Senior Vice President, Chief Product Officer, adopted a 10b5-1 Plan, which is designed to be in effect until February 19, 2026, subject to customary exceptions. His 10b5-1 Plan calls for potential exercise and sale from time to time of (1) a portion of the shares underlying his options and additional options that he could receive upon future vesting of certain other performance-based option awards, and (2) shares of eBay common stock that he could receive upon the future vesting of certain outstanding equity awards that he could receive upon the future vesting of certain other outstanding equity awards, in each case, net of any shares withheld by us to satisfy applicable taxes and payment of the aggregate exercise price (if applicable). The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Garcia’s 10b5-1 Plan, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events or payment of the aggregate exercise price, and assuming maximum achievement level on the remaining components of certain outstanding performance-based equity awards, the maximum aggregate number of shares to be sold pursuant to Mr. Garcia’s 10b5-1 Plan is 322,534.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

Insider Trading Policy, Code of Ethics, Governance Guidelines and Committee Charters

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities that applies to our directors, officers, employees, consultants, and contractors. We also follow certain procedures for the repurchase of our securities. We believe that our Insider Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.01 to this Annual Report on Form 10-K.

We have also adopted a Code of Business Conduct and Ethics that applies to all of our employees and directors. The Code of Business Conduct and Ethics is posted on our website at https://investors.ebayinc.com/corporate-governance/governance-documents/. We will post any amendments to or waivers from the Code of Business Conduct and Ethics at that location.

We have also adopted Governance Guidelines for the Board of Directors and a written committee charter for each of our Audit Committee, Compensation and Human Capital Committee and Corporate Governance and Nominating Committee. Each of these documents is available on our website at https://investors.ebayinc.com/corporate-governance/governance-documents/.

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	62
Consolidated Balance Sheet	64
Consolidated Statement of Income	65
Consolidated Statement of Comprehensive Income	66
Consolidated Statement of Stockholders’ Equity	67
Consolidated Statement of Cash Flows	68
Notes to Consolidated Financial Statements	70

2. Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	114
All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	115

b.The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.

c.Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and
Fifty Percent or Less Owned Persons

Adevinta was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 31, 2023 (though not for the fiscal years ended December 31, 2022 or 2024). As such, pursuant to Rule 3-09 of Regulation S-X, separate financial statements of Adevinta for the fiscal years ended December 31, 2023 and 2022, as well as for the portion of the fiscal year ended December 31, 2024 in which eBay’s investment in Adevinta was accounted for by eBay pursuant to the equity method, are required to be filed by amendment to this Annual Report on Form 10-K within six months of Adevinta’s fiscal year end. Accordingly, financial statements of Adevinta for a certain period of the fiscal year ended December 31, 2024 will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2025.

ITEM 16: FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of eBay Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15a.2. (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Income Taxes – Unrecognized Tax Benefits and Taxes on Foreign Earnings

As described in Notes 1 and 15 to the consolidated financial statements, significant judgment is required in determining the Company’s tax expense and in evaluating management’s tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. As disclosed by management, the Company’s income tax rate is affected by the tax rates that apply to their foreign earnings including U.S. minimum taxes on foreign earnings. The deferred tax benefit derived from the amortization of the Company’s intellectual property is based on the fair value, which has been agreed with foreign tax authorities. The deferred tax benefit may from time to time change based on changes in tax rates. Management recognizes and measures uncertain tax positions in accordance with generally accepted accounting principles in the U.S., or GAAP, pursuant to which management only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Tax positions are evaluated for potential reserves for uncertainty based on the estimated probability of sustaining the position under examination. The total income tax expense for the year ended December 31, 2024 was $297 million and gross amounts of unrecognized tax benefits were $674 million as of December 31, 2024.

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
February 27, 2025

We have served as the Company’s auditor since 1997.

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$2,433	$1,985
Short-term investments	3,457	2,533
Equity investment in Adevinta	—	4,474
Customer accounts and funds receivable	962	1,013
Other current assets	715	1,011
Total current assets	7,567	11,016
Long-term investments	2,439	1,129
Property and equipment, net	1,263	1,243
Goodwill	4,269	4,267
Operating lease right-of-use assets	427	493
Deferred tax assets	2,936	3,089
Other assets	464	383
Total assets	$19,365	$21,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,673	$750
Accounts payable	257	267
Customer accounts and funds payable	1,018	1,054
Accrued expenses and other current liabilities	2,184	2,196
Income taxes payable	966	253
Total current liabilities	6,098	4,520
Operating lease liabilities	320	387
Deferred tax liabilities	1,405	2,408
Long-term debt	5,752	6,973
Other liabilities	632	936
Total liabilities	14,207	15,224
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 471 and 517 shares outstanding	2	2
Additional paid-in capital	18,289	17,792
Treasury stock at cost, 1,274 and 1,218 shares	(51,290)	(48,114)
Retained earnings	37,951	36,531
Accumulated other comprehensive income	206	185
Total stockholders’ equity	5,158	6,396
Total liabilities and stockholders’ equity	$19,365	$21,620
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Net revenues	$10,283	$10,112	$9,795
Cost of net revenues	2,880	2,833	2,680
Gross profit	7,403	7,279	7,115
Operating expenses:
Sales and marketing	2,319	2,217	2,136
Product development	1,479	1,544	1,330
General and administrative	914	1,196	963
Provision for transaction losses	353	360	332
Amortization of acquired intangible assets	20	21	4
Total operating expenses	5,085	5,338	4,765
Income from operations	2,318	1,941	2,350
Interest and other:
Gain (loss) on equity investments and warrant, net	(76)	1,832	(3,786)
Interest expense	(259)	(263)	(235)
Interest income and other, net	295	197	70
Income (loss) from continuing operations before income taxes	2,278	3,707	(1,601)
Income tax benefit (provision)	(297)	(932)	327
Income (loss) from continuing operations	$1,981	$2,775	$(1,274)
Income (loss) from discontinued operations, net of income taxes	(6)	(8)	5
Net income (loss)	$1,975	$2,767	$(1,269)

Income (loss) per share - basic:
Continuing operations	$4.00	$5.24	$(2.28)
Discontinued operations	(0.01)	(0.02)	0.01
Net income (loss) per share - basic	$3.99	$5.22	$(2.27)

Income (loss) per share - diluted:
Continuing operations	$3.95	$5.21	$(2.28)
Discontinued operations	(0.01)	(0.02)	0.01
Net income (loss) per share - diluted	$3.94	$5.19	$(2.27)

Weighted average shares:
Basic	496	530	558
Diluted	501	533	558
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net income (loss)	$1,975	$2,767	$(1,269)
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	(76)	(16)	(106)
Unrealized gains (losses) on investments, net	38	53	(91)
Tax benefit (expense) on unrealized gains (losses) on investments, net	(9)	(11)	20
Unrealized gains (losses) on hedging activities, net	88	(127)	49
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(20)	27	(11)
Other comprehensive income (loss), net of tax	21	(74)	(139)
Comprehensive income (loss)	$1,996	$2,693	$(1,408)
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	17,792	17,279	16,659
Common stock and stock-based awards issued	87	83	87
Tax withholdings related to net share settlements of restricted stock awards and units	(199)	(161)	(160)
Stock-based compensation	590	575	494
Forward contract for share repurchase	—	—	188
Other	19	16	11
Balance, end of year	18,289	17,792	17,279
Treasury stock at cost:
Balance, beginning of year	(48,114)	(46,702)	(43,371)
Common stock repurchased	(3,176)	(1,412)	(3,331)
Balance, end of year	(51,290)	(48,114)	(46,702)
Retained earnings:
Balance, beginning of year	36,531	34,315	36,090
Net income (loss)	1,975	2,767	(1,269)
Dividends and dividend equivalents declared	(555)	(551)	(506)
Balance, end of year	37,951	36,531	34,315
Accumulated other comprehensive income:
Balance, beginning of year	185	259	398
Change in unrealized gains (losses) on investments	38	53	(91)
Change in unrealized gains (losses) on derivative instruments	88	(127)	49
Foreign currency translation adjustment	(76)	(16)	(106)
Tax benefit (provision) on above items	(29)	16	9
Balance, end of year	206	185	259
Total stockholders’ equity	$5,158	$6,396	$5,153
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	517	539	594
Common stock issued	10	10	10
Common stock repurchased	(56)	(32)	(65)
Balance, end of year	471	517	539

Dividends and dividend equivalents declared per share or restricted stock unit	$1.08	$1.00	$0.88
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash flows from operating activities:
Net income (loss)	$1,975	$2,767	$(1,269)
(Income) loss from discontinued operations, net of income taxes	6	8	(5)
Adjustments:
Provision for transaction losses	353	360	332
Depreciation and amortization	324	403	442
Stock-based compensation	588	575	494
Loss on investments and other, net	8	(5)	21
Deferred income taxes	(874)	255	(780)
Change in fair value of warrant	(158)	(150)	230
Change in fair value of equity investment in Adevinta	156	(1,782)	2,691
Change in fair value of equity investment in Adyen	57	—	261
Change in fair value of equity investment in Gmarket	13	96	294
Change in fair value of equity investment in KakaoBank	—	(2)	293
Changes in assets and liabilities, net of acquisition effects
Other current assets	67	(319)	(33)
Other non-current assets	37	474	20
Accounts payable	(8)	15	6
Accrued expenses and other liabilities	(644)	(212)	(410)
Income taxes payable and other tax liabilities	514	(52)	40
Net cash provided by continuing operating activities	2,414	2,431	2,627
Net cash used in discontinued operating activities	—	(5)	(373)
Net cash provided by operating activities	2,414	2,426	2,254
Cash flows from investing activities:
Purchases of property and equipment	(458)	(456)	(449)
Purchases of investments	(13,855)	(13,874)	(18,534)
Maturities of investments	12,306	14,502	20,626
Exercise of options under warrant	(108)	—	—
Proceeds from sale of shares in Adevinta, net	2,410	—	8
Proceeds from sale of shares in Adyen, net	573	—	800
Proceeds from sale of shares in Aurelia, net	1,036	—	—
Proceeds from sale of shares in Gmarket, net	322	—	—
Proceeds from sale of shares in KakaoBank, net	—	106	287
Acquisition of TCGplayer, net of cash acquired	—	—	(208)
Other	(13)	(38)	(71)
Net cash provided by continuing investing activities	2,213	240	2,459
Net cash provided by discontinued investing activities	—	—	2
Net cash provided by investing activities	2,213	240	2,461
Cash flows from financing activities:
Proceeds from issuance of common stock	92	83	87
Repurchases of common stock	(3,149)	(1,401)	(3,143)
Payments for taxes related to net share settlements of restricted stock units and awards	(188)	(171)	(160)
Payments for dividends	(533)	(528)	(489)
Proceeds from issuance of long-term debt, net	—	—	1,143
Repayment of debt	(750)	(1,150)	(1,355)
Borrowings under commercial paper program	441	—	—
Net funds receivable and payable activity	305	717	125
Other	(24)	—	—

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net cash used in financing activities	(3,806)	(2,450)	(3,792)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(28)	5	(57)
Net increase in cash, cash equivalents and restricted cash	793	221	866
Cash, cash equivalents and restricted cash at beginning of period	2,493	2,272	1,406
Cash, cash equivalents and restricted cash at end of period	$3,286	$2,493	$2,272

Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$264	$275	$244
Income taxes	$722	$746	$540
The following table reconciles cash, cash equivalents and restricted cash as reported in the consolidated balance sheet to the total of the same amounts presented in the consolidated statement of cash flows as of the dates indicated:

	December 31,
	2024	2023	2022
	(In millions)
Cash and cash equivalents	$2,433	$1,985	$2,154
Customer accounts (including restricted cash of $238, $0 and $0, respectively)	763	481	69
Restricted cash included in other current assets	88	23	36
Restricted cash included in other assets	2	4	13
Cash, cash equivalents and restricted cash	$3,286	$2,493	$2,272
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and unique selection.

When we refer to “we,” “our,” “us,” the “Company” or “eBay” in this Annual Report on Form 10-K, we mean the current Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments, including Level 3 investments, warrants and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

We review the useful lives of equipment on an ongoing basis, and effective January 1, 2024, we changed our estimate of the useful lives for our servers and networking equipment from three years to four years. The longer useful lives are due to continuous improvements in our hardware, software, and data center designs. The effect of this change in estimate in 2024, based on servers and network equipment that were included in “Property and equipment, net” as of December 31, 2023 and those acquired during 2024, was a reduction in depreciation expense of $66 million and an increase in net income of $58 million, or $0.12 per basic and diluted share.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements are consolidated and include the financial statements of eBay Inc. and our wholly and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Minority interests are recognized as a noncontrolling interest. A qualitative approach is applied to assess the consolidation requirement for variable interest entities. Generally, investments in entities where we hold at least a 20% ownership interest and have the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting, including those in which the fair value option has been elected.

For equity method investments, our share of the investees’ results of operations is included in “Interest income and other, net” and investment balances are included in “Long-term investments.” For equity method investments under the fair value option, the change in fair value of the investment is included in “Gain (loss) on equity investments and warrant, net” and investment balances are included in “Long-term investments,” other than our equity interest in Adevinta ASA (“Adevinta”), which was included in the “Current assets” section on the consolidated balance sheet as of December 31, 2023 as discussed in “Note 6 — Investments.” Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value, under an election, or at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2024, certain immaterial prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes. Specifically, immaterial restricted cash balances previously reported as components of “Short-term investments” and “Long-term investments” are now reported within the “Other current assets” and “Other assets” sections, respectively, in our consolidated balance sheet.

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

Marketplace revenues

Marketplace revenues primarily consist of commissions related to the connection service including final value fees, listing fees, feature fees, and foreign exchange fees. Marketplace revenues also include store subscription fees, shipping fees, and certain other fees. Marketplace revenues are reduced by customer incentive programs, including discounts, coupons, and rewards.

The connection service represents a single distinct performance obligation, which is to connect buyers and sellers on our secure and trusted Marketplace platforms. Revenue is recognized at the point in time an item is paid for, satisfying the performance obligation.

Store subscription and other nonstandard pricing contracts may contain multiple performance obligations, including discounts on future services. Determining whether performance obligations should be accounted for separately or combined may require significant judgment. The transaction price is allocated to each performance obligation based on its stand-alone selling price (“SSP”). In instances where SSP is not directly observable, we generally estimate selling prices based on when they are sold to customers of a similar nature and geography. These estimates are generally based on pricing strategies, market factors, strategic objectives and observable inputs. Store subscription revenues are recognized over the subscription period, and discounts offered through store subscription or nonstandard pricing contracts are recognized when the options are exercised or when the options expire.

Revenues related to shipping services are recognized based on whether we are the principal and are responsible for fulfilling the promise to provide the specified services or whether we are an agent arranging for those services to be provided by our partners. Determining whether we are a principal or agent in these contracts may require significant judgment. If we are the principal, we recognize revenue in the gross amount of consideration received from the customer, whereas if we are an agent, we recognize revenue net of the consideration due to our partners at a point in time when the services are provided. Our most significant revenue share arrangements are with shipping service providers. We are primarily acting as an agent in these contracts and revenues are recognized at a point in time when we have satisfied our promise of connecting the shipping service provider to our customer. In the first quarter of 2023, we launched an international shipping program, a service designed to simplify and reduce the cost of international exports in the United States. Under this program, eBay acts as principal as we are primarily responsible for providing these international shipping services in exchange for a fee charged to the buyer. Revenue is recognized over time from the point of checkout to the point of delivery.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Further, to drive traffic to our Marketplace platforms, we provide incentives to buyers and sellers in various forms including discounts on fees, discounts on items sold, coupons and rewards. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives that are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when we pay or promise to pay the incentive. Promotions and incentives to most buyers on our Marketplace platforms, to whom we have no performance obligation, are recognized as sales and marketing expense. In addition, we may provide credits to customers when we refund certain fees. Credits are accounted for as variable consideration at contract inception when estimating the amount of revenue to be recognized when a performance obligation is satisfied to the extent that it is probable that a significant reversal of revenue will not occur and updated as additional information becomes available.

Advertising revenues

Advertising revenues primarily consist of first-party fees paid to promote listings on our Marketplace platforms, as well as third-party advertising fees. First-party advertising services are provided to sellers to promote their listings through on-site or off-site sponsored ads and are a distinct performance obligation for which revenue is recognized when (or over the period) these services are performed. Third-party advertising revenues are derived principally from the sale of online advertisements that are based on impressions or clicks delivered to advertisers. We recognize revenue in the contracted period in which the ads are clicked and the impressions are displayed.

Internal use software and platform development costs

Direct costs incurred to develop software for internal use and platform development costs are capitalized and amortized over an estimated useful life of one to five years. During the years ended December 31, 2024 and 2023, we capitalized costs, primarily related to labor and stock-based compensation, of $108 million and $115 million, respectively. Amortization of previously capitalized amounts was $114 million, $123 million and $129 million for 2024, 2023 and 2022, respectively. Costs related to the design or maintenance of internal use software and platform development are expensed as incurred.

Marketing expense

We expense marketing costs according to the terms of each agreement, typically when incurred or over the period during which the advertising space or airtime is used, in each case as sales and marketing expense. Marketing expense totaled $1.4 billion, $1.2 billion and $1.2 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”), to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2024, 2023 and 2022 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of “Income tax benefit (provision)” to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law.

Provision for transaction losses

Provision for transaction losses consists primarily of losses resulting from our buyer protection programs, chargebacks for unauthorized credit card use, and merchant related chargebacks due to non-delivery of goods or services.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Provision for transaction losses represents our estimate of actual losses based on our historical experience and many other factors including changes to our protection programs and macroeconomic conditions.

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

We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions and payment processors. We assess these balances for credit loss based on a review of the average period for which the funds are held, current credit ratings and our assessment of the probability of default and loss given default models. In 2024, 2023, and 2022, no credit-related losses were recognized.

Customer accounts and funds payable

These balances primarily represent the Company’s liability towards its customers to settle funds from the completed transactions on our Marketplace platforms associated with marketplace activity.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Investments

“Short-term investments” are primarily comprised of corporate debt securities, commercial paper and government and agency securities. “Short-term investments” are investments with maturities of less than one year, are classified as available-for-sale and are reported at fair value using the specific identification method. Short-term investments also include equity securities with readily determinable fair values that can be sold in active markets.

“Long-term investments” are primarily comprised of corporate debt securities, government and agency securities, equity investments under the fair value option (other than our equity interest in Adevinta which was reported within the “Current assets” section in our consolidated balance sheet), equity investments under the equity method of accounting and equity investments without readily determinable fair values. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method.

Unrealized gains and losses on our available-for-sale debt securities are excluded from earnings and reported as a component of “Other comprehensive income (loss),” net of related estimated income tax provisions or benefits. We periodically assess our portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through “Interest income and other, net.” For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recognized through “Interest income and other, net,” limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recognized through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recognized as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recognized in “Gain (loss) on equity investments and warrant, net.”

Our equity investments include equity investments with readily determinable fair values, equity investments without readily determinable fair values and equity investments under the equity method of accounting, including those in which the fair value option has been elected. Our equity investment in Adevinta is described in a separate section under “Equity investment in Adevinta” in this Note.

Equity investments with readily determinable fair values are investments in publicly-traded companies for which we do not exercise significant influence and are measured at fair value based on the respective closing stock price and prevailing foreign exchange rate, as applicable, at the period end date. Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are recognized in “Gain (loss) on equity investments and warrant, net.”

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. We perform a qualitative fair value assessment on a quarterly basis over our equity investments without readily determinable fair values to identify any changes in basis or impairments. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of our interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments and warrant, net.”

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We account for equity investments through which we exercise significant influence but do not have control over the investee under the equity method or under the fair value option. For equity method investments, our consolidated results of operations include, as a component of “Gain (loss) on equity investments and warrant, net,” our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Our share of equity method investees’ results of operations was not material for any period presented. We perform a qualitative impairment assessment on a quarterly basis over our equity method investments. Equity method investments are considered impaired when there is an indication of an other-than-temporary decline in value below the carrying amount. Impairments and any other adjustments to equity method investments are recognized in “Gain (loss) on equity investments and warrant, net.”

Equity investments under the fair value option are measured at fair value based on a quarterly valuation analysis or using the net asset value per share (or its equivalent) practical expedient. Equity investments measured at fair value based on a quarterly valuation analysis are classified within Level 3 in the fair value hierarchy, as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Equity investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. Subsequent changes in fair value are recognized in “Gain (loss) on equity investments and warrant, net.”

Refer to “Note 6 — Investments” and “Note 8 — Fair Value Measurement of Assets and Liabilities” for additional details.

Equity investment in Adevinta

At the initial recognition of our equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value were recognized in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. The investment was reported within the “Current assets” section in our consolidated balance sheet as of December 31, 2023 and was classified within Level 1 in the fair value hierarchy as the valuation could be obtained from real time quotes in active markets based on Adevinta’s closing stock price and prevailing foreign exchange rate. On May 29, 2024, we completed the previously announced sale of our stake in Adevinta in exchange for cash and shares of a new entity, Aurelia.

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

Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities in our consolidated balance sheets.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation for equipment, buildings and leasehold improvements commences once they are ready for our intended use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally, one to four years for computer equipment and software, up to thirty years for buildings and building improvements, the shorter of five years or the term of the lease for leasehold improvements and three years for furniture, fixtures and vehicles. Land is not depreciated.

Goodwill and intangible assets

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2024 and 2023 and determined that no adjustment to the carrying value of goodwill for any reporting unit was required.

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

Impairment of long-lived assets

We evaluate long-lived assets (including leases and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2024, 2023, and 2022, no impairment was recognized.

Foreign currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars using exchange rates prevailing at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Gains and losses resulting from the translation of our consolidated balance sheet are recognized as a component of “Accumulated other comprehensive income.”

Gains and losses from foreign currency transactions are recognized as “Interest income and other, net.”

Derivative instruments

We use derivative financial instruments, primarily forwards, options and swaps, to hedge certain foreign currency and interest rate exposures. We may also use other derivative instruments not designated as hedges, such as forwards to hedge foreign currency balance sheet exposures. We do not use derivative financial instruments for trading purposes.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We also entered into a warrant agreement in addition to a commercial agreement with Adyen N.V. (“Adyen”) that, subject to meeting certain conditions, entitled us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant was accounted for as a derivative instrument under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. The warrant expired on January 31, 2025.

See “Note 7 — Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Concentration of credit risk

Our cash, cash equivalents, accounts receivable, customer accounts and funds receivable, available-for-sale debt securities and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. In each of the years ended December 31, 2024, 2023 and 2022, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recently Adopted Accounting Pronouncements

In 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance requires the recognition and measurement of contract assets and contract liabilities from revenue contracts by an acquirer in a business combination and clarifies that an acquirer should account for the related revenue contracts at the acquisition date as if it had originated the contracts in accordance with existing revenue guidance. The standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2022 with no material impact in our consolidated financial statements and related disclosures.

In 2022, the FASB issued ASU 2022-01—Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. The guidance expands the scope of financial assets that can be included in a closed portfolio hedged using the portfolio layer method to allow consistent accounting for similar hedges. The expanded scope permits the application of the same portfolio hedging method to both prepayable and nonprepayable financial assets. The standard is effective for annual reporting periods beginning after December 15, 2022, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2022 with no material impact in our consolidated financial statements and related disclosures.

In 2022, the FASB issued ASU 2022-03-Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies the fair value measurement guidance for equity securities subject to contractual restrictions that prohibit the sale of an equity security. Further, the guidance introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The standard is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2023 with no material impact in our consolidated financial statements and related disclosures.

In 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance in the fourth quarter of 2024 with no material impact in our consolidated financial statements and related disclosures.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-08—Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The guidance addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recognized in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The standard is effective for annual reporting periods beginning after December 15, 2024, including interim reporting periods within those fiscal years. We do not expect the adoption of this standard to have a material impact in our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to further standardize income tax disclosures primarily related to the presentation of the effective tax rate reconciliation and income taxes paid information in our financial statements and disclosures. The standard is effective for annual reporting periods beginning after December 15, 2024. We are evaluating the effect that this standard may have in our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance is intended to improve disclosures about expenses and address requests from investors for more transparent expense information through disaggregation of relevant expense captions in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are evaluating the effect that this standard may have in our consolidated financial statements and related disclosures.

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

The following table presents the computation of basic and diluted net income (loss) per share (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Income (loss) from continuing operations	$1,981	$2,775	$(1,274)
Income (loss) from discontinued operations, net of income taxes	(6)	(8)	5
Net income (loss)	$1,975	$2,767	$(1,269)
Denominator:
Weighted average shares of common stock - basic	496	530	558
Dilutive effect of equity incentive awards	5	3	—
Weighted average shares of common stock - diluted	501	533	558
Income (loss) per share - basic:
Continuing operations	$4.00	$5.24	$(2.28)
Discontinued operations	(0.01)	(0.02)	0.01
Net income (loss) per share - basic	$3.99	$5.22	$(2.27)
Income (loss) per share - diluted:
Continuing operations	$3.95	$5.21	$(2.28)
Discontinued operations	(0.01)	(0.02)	0.01
Net income (loss) per share - diluted	$3.94	$5.19	$(2.27)
Common stock equivalents excluded from income (loss) per diluted share because their effect would have been anti-dilutive	4	20	13

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Business Combinations

Acquisition of TCGplayer

In the first quarter of 2023, we recognized measurement period adjustments related to the revised valuation of the intangible assets associated with the acquisition of TCGplayer, a trusted marketplace for collectible card game enthusiasts. The following table presents the revised allocation of the aggregate purchase consideration (in millions):

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the periods indicated (in millions):

	December 31, 2022	Goodwill Acquired	Adjustments	December 31, 2023	Goodwill Acquired	Adjustments	December 31, 2024
Goodwill	$4,262	$31	$(26)	$4,267	$56	$(54)	$4,269

Goodwill acquired during the year ended December 31, 2024 relates to the acquisition of Goldin, a leading U.S.-based auction house for high-value trading cards and collectibles. The adjustments to goodwill during the years ended December 31, 2024 and 2023 were primarily due to foreign currency translation. There were no impairments to goodwill in 2024, 2023 or 2022.

Intangible Assets

Intangible assets are reported within “Other assets” in our consolidated balance sheet. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	December 31, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$246	$(200)	$46	8	$245	$(203)	$42	8
Marketing related	101	(63)	38	7	79	(58)	21	6
Developed technologies	239	(205)	34	4	240	(191)	49	4
All other	158	(157)	1	3	159	(157)	2	3
Total	$744	$(625)	$119		$723	$(609)	$114

Amortization expense for intangible assets was $37 million, $35 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

December 31, 2024
2025	$39
2026	29
2027	24
2028	7
2029	7
Thereafter	13
Total future intangible asset amortization	$119

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Segments

We have one reportable segment, which reflects how the chief operating decision maker (“CODM”), President and Chief Executive Officer, reviews and assesses performance of the business. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income reported in the consolidated statement of income. The CODM uses consolidated net income in deciding whether to reinvest profits into certain parts of the business or return a portion of such profits to shareholders through dividends and stock repurchases. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the consolidated statement of income. The measure of segment assets is reported on the consolidated balance sheet as total assets, although the CODM does not evaluate asset information for purposes of allocating resources or evaluating performance.

Net Revenues

The following table summarizes net revenues by activity for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Marketplace revenues	$8,648	$8,669	$8,644
Advertising revenues	1,635	1,443	1,151
Total net revenues	$10,283	$10,112	$9,795

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the seller, platform that displays advertising, other service provider, or customer, as the case may be, is located.

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$5,238	$5,073	$4,842
United Kingdom	1,508	1,609	1,579
China	1,169	1,029	882
Germany	972	971	1,023
Rest of world	1,396	1,430	1,469
Total net revenues	$10,283	$10,112	$9,795

Long-Lived Tangible Assets by Geography
Long-lived tangible assets consisting of property and equipment, net and lease right-of-use assets are attributed to the United States and international geographies based upon the country in which the asset is located, leased or owned.
The following table summarizes the allocation of long-lived tangible assets based on geography as of the dates indicated (in millions):

	December 31,
	2024	2023
United States	$1,598	$1,580
International	92	156
Total long-lived tangible assets	$1,690	$1,736

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	December 31, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$3,095	$1	$(2)	$3,094
Government and agency securities	367	—	(4)	363
	$3,462	$1	$(6)	$3,457
Long-term investments:
Corporate debt securities	$1,117	$4	$(2)	$1,119
Government and agency securities	194	—	(4)	190
	$1,311	$4	$(6)	$1,309

	December 31, 2023
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$2,170	$—	$(8)	$2,162
Government and agency securities	382	—	(11)	371
	$2,552	$—	$(19)	$2,533
Long-term investments:
Corporate debt securities	$338	$—	$(10)	$328
Government and agency securities	287	—	(16)	271
	$625	$—	$(26)	$599

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

We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recognized through “Interest income and other, net” for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recognized through an allowance for credit losses is recognized in other comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of December 31, 2024.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

December 31, 2024
One year or less	$3,457
One year through two years	477
Two years through three years	546
Three years through four years	266
Four years through five years	15
Thereafter	5
Total	$4,766

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2024	2023
Equity investment in Adevinta	Equity investment in Adevinta	$—	$4,474
Equity investments without readily determinable fair values	Long-term investments	1,011	93
Equity investments under the equity method of accounting	Long-term investments	65	55
Other equity investments under the fair value option	Long-term investments	54	382
Total equity investments		$1,130	$5,004

Equity investments under the fair value option

Equity investment in Adevinta

Upon completion of the transfer of our Classifieds business to Adevinta in 2021, we received an equity investment of 44% in Adevinta valued at $10.8 billion at the close of the transfer. In the fourth quarter of 2021, we completed the sale of approximately 135 million of our voting shares in Adevinta to Permira, inclusive of the option exercised by Permira to purchase additional voting shares, for total cash consideration of $2.3 billion which reduced our ownership in Adevinta to 33%.

At the initial recognition of this equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value were recognized in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. The investment was reported within the “Current assets” section in our consolidated balance sheet as of December 31, 2023 and was classified within Level 1 in the fair value hierarchy as the fair value could be obtained from real time quotes in active markets based on Adevinta’s closing stock price and prevailing foreign exchange rate.

On May 29, 2024, we completed the previously announced sale of (1) 227 million Adevinta shares in exchange for $2.4 billion in cash and (2) the exchange of 177 million Adevinta shares for 177 million shares of the new entity, Aurelia (collectively, the “Transactions”), valued at $1.9 billion and representing approximately 18.3% ownership of the outstanding equity of Aurelia. The equity investment in Aurelia is accounted for under the measurement alternative as we are not able to exercise significant influence based on the governance structure defined in the terms of the Transaction Completion Agreement and the Aurelia Shareholder Agreement. Refer to "Equity investments without readily determinable fair values” below for additional information. Cash proceeds, net of transaction costs, related to the sale of Adevinta shares were classified as an investing activity in our consolidated statement of cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In connection with the Transactions, we recognized an unrealized loss of $234 million and a realized gain of $78 million in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. We concurrently reduced “Deferred tax liabilities” by $456 million and increased “Income taxes payable” by $458 million in our consolidated balance sheet related to the taxable gain on disposition of Adevinta shares.

In 2023, we recognized an unrealized gain of $1,782 million in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income related to the change in fair value of the investment in Adevinta. The fair value of the investment was $4,474 million as of December 31, 2023.

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. Equity investments without readily determinable fair values are presented within “Long-term investments” in our consolidated balance sheet.

Equity investment in Aurelia

As discussed in the “Equity Investment in Adevinta” section above, our equity investment in Aurelia is accounted for under the measurement alternative as we are not able to exercise significant influence over Aurelia.

Concurrently with the Transactions discussed above, we granted Aurelia UK Feederco Limited, the buyer, a six-month option to purchase Aurelia shares (the “Aurelia Option”). In November 2024, the Aurelia Option was exercised, upon which we sold 97 million shares in Aurelia in exchange for $1.0 billion in cash, and recognized an $11 million loss in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. We concurrently reduced “Deferred tax liabilities” by $202 million and increased “Income taxes payable” by $198 million in our consolidated balance sheet related to the taxable gain on our disposition of Aurelia shares. Cash proceeds, net of transaction costs, related to the sale of Aurelia shares were classified as an investing activity in our consolidated statement of cash flows. The fair value of the investment was $867 million as of December 31, 2024, representing approximately 8.3% of the outstanding equity of Aurelia.

Other equity investments without readily determinable fair values

In 2024, we recognized $51 million of additions compared to $33 million of additions during 2023 and $11 million of additions in 2022. The change in value of our other equity investments without readily determinable fair values in 2024, 2023 and 2022 was immaterial both individually and in the aggregate.

Other equity method investments

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our consolidated results of operations include, as a component of “Interest income and other, net,” our share of the net income or loss of the equity investments. Equity method investments are presented within “Long-term investments” in our consolidated balance sheet. Our share of the net income or loss of equity method investments in 2024, 2023 and 2022 was immaterial both individually and in the aggregate.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

At the initial recognition of this equity investment, we elected the fair value option where subsequent changes in fair value were recognized in “Gain (loss) on equity investments and warrant, net” in the consolidated statement of income. The investment was reported within “Long-term investments” in our consolidated balance sheet and was classified within Level 3 in the fair value hierarchy as the valuation reflected management’s estimate of assumptions that market participants would use in pricing the equity investment. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for more information.

In December 2024, we sold our remaining stake in Gmarket valued at $323 million in exchange for $322 million in cash, net of transaction costs, and recognized a realized loss of $1 million and an unrealized loss of $12 million related to the change in fair value of the investment in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. We concurrently reduced “Income taxes payable” by $119 million in our consolidated balance sheet related to the taxable loss on our disposition of Gmarket. Cash proceeds, net of transaction costs, related to the sale of Gmarket shares were classified as an investing activity in our consolidated statement of cash flows.

In 2023, an unrealized loss of $96 million was recognized in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income related to the change in fair value of the investment. The fair value of the investment was $335 million as of December 31, 2023.

Other investments

Certain other individually immaterial equity investments aggregating to $54 million and $47 million as of December 31, 2024 and December 31, 2023, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for more information.

Equity investments with readily determinable fair values

Equity investment in Adyen

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitled us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant had a term of seven years and vested in a series of four tranches at a specified price per share (fixed for the first two tranches) upon meeting processing volume milestone targets on a calendar year basis. When a relevant milestone was reached, the warrant became exercisable with respect to the corresponding tranche of warrant shares. The warrant expired on January 31, 2025. Refer to “Note 7 — Derivative Instruments” for more information about the warrant.

In 2021, we met the processing volume milestone target to vest the first tranche of the warrant and exercised the option to purchase shares of Adyen. During 2022, we sold our shares in Adyen stemming from the exercise of the first tranche of the warrant for $800 million and recognized realized losses of $143 million on the change in fair value of shares sold and unrealized losses of $118 million in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. Cash proceeds, net of transaction costs, related to the sale of Adyen shares were classified as an investing activity in our consolidated statement of cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In the fourth quarter of 2024, we met the processing volume milestone required to vest in the second tranche of the Adyen warrant. Upon vesting, we exercised the option to purchase shares of Adyen valued at $630 million in exchange for $108 million in cash. We subsequently sold the remainder of our shares in Adyen for $573 million and recognized a realized loss of $57 million in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. We concurrently reduced “Deferred tax liabilities” by $114 million and increased “Income taxes payable” by $105 million in our consolidated balance sheet related to the taxable gain on disposition of Adyen shares. Cash paid related to the exercise of the second tranche of the warrant and cash proceeds, net of transaction costs, related to the sale of Adyen shares was classified as an investing activity in our consolidated statement of cash flows.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses related to equity investments held as of December 31, 2024, 2023 and 2022 and presented within “Gain (loss) on equity investments and warrant, net” for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Net gains (losses) recognized during the period on equity investments	$(234)	$1,670	$(4,152)
Less: Net gains (losses) recognized on equity investments sold during the period	9	13	(812)
Total unrealized gains (losses) on equity investments held, end of period	$(243)	$1,657	$(3,340)

Summarized financial information of equity investments under the equity method and fair value option

Equity investment in Adevinta

Adevinta’s financial information was prepared on the basis of International Financial Reporting Standards (“IFRS”). We have made certain adjustments to Adevinta’s summarized financial information to address differences between IFRS and GAAP that materially impact the summarized financial information presented below. Any other differences between IFRS and GAAP did not have a material impact on Adevinta’s summarized financial information.

On May 29, 2024, we completed the sale of Adevinta. As a result, the 2024 summarized income statement information includes the stub period of October 1, 2023 to May 29, 2024. The following tables present Adevinta’s summarized financial information on a one-quarter lag (in millions):

	Eight months ended May 29, 2024	Twelve months ended September 30, 2023	Twelve months ended September 30, 2022
Revenue	$1,398	$1,912	$1,742
Gross profit	$494	$683	$571
Income (loss) from continuing operations	$(318)	$(1,731)	$65
Net income (loss)	$(327)	$(1,780)	$56
Net income (loss) attributable to Adevinta	$(333)	$93	$49

September 30, 2023
Current assets	$399
Noncurrent assets	$12,065
Current liabilities	$499
Noncurrent liabilities	$2,815
Noncontrolling interests	$18

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
Financial information of certain of these equity investments is prepared on the basis of local generally accepted accounting principles or IFRS. We have made certain adjustments as applicable to address differences between local generally accepted accounting principles or IFRS and GAAP that materially impact the summarized financial information. Any other differences between GAAP and local generally accepted accounting principles or IFRS did not have a material impact on the summarized financial information of the equity investments presented below in the aggregate. During the period in which we recognize an equity investment, the summarized financial information reflects activity from the date of recognition.

	Twelve months ended September 30,
	2024	2023	2022
	(In millions)
Revenue	$1,369	$1,468	$1,346
Gross profit	$852	$947	$478
Loss from continuing operations	$(30)	$(124)	$(56)
Net income (loss)	$10	$(107)	$(55)

	September 30,
	2024	2023
	(In millions)
Current assets	$658	$798
Noncurrent assets	$573	$468
Current liabilities	$514	$670
Noncurrent liabilities	$38	$59

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2024, we have estimated that $18 million of net derivative gains related to our foreign exchange cash flow hedges and $8 million net derivative gains related to our interest rate cash flow hedges included in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our consolidated statement of cash flows.

Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances and equity investments denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recognized in “Interest income and other, net,” which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recognized in “Interest income and other, net.” We classify cash flows related to our non-designated hedging instruments in the same line item as the cash flows of the related assets or liabilities, which is generally within operating activities in our consolidated statement of cash flows. Cash flows related to the settlement of non-designated hedging instruments related to equity investments are classified within investing activities in our consolidated statement of cash flows.

Warrant

We entered into a warrant agreement in conjunction with a commercial agreement with Adyen that, subject to meeting certain conditions, entitled us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted issued and outstanding share capital at a specific date. The warrant had a term of seven years and vested in a series of four tranches, at a specified price per share (fixed for the first two tranches) upon meeting processing volume milestone targets on a calendar year basis. When a relevant milestone was reached, the warrant became exercisable with respect to the corresponding tranche of warrant shares. The warrant expired on January 31, 2025.

In 2021, we met the processing volume milestone required to vest in the first tranche of the warrant and exercised the option to purchase shares of Adyen.

In the fourth quarter of 2024, we met the processing volume milestone required to vest in the second tranche of our warrant to purchase shares of Adyen. Upon vesting, we exercised the option to purchase shares of Adyen valued at $630 million in exchange for $108 million in cash. Cash paid related to the exercise of the second tranche of the warrant was classified as an investing activity in our consolidated statement of cash flows. As of December 31, 2024, the probability of meeting the processing volume milestone targets for remaining two tranches of the Adyen warrant was zero.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Refer to “Note 6 — Investments” for more information about our equity investments.

The warrant was accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. As of December 31, 2023, the warrant was reported as a component of other current assets on the consolidated balance sheet. Changes in the fair value of the warrant were recognized in “Gain (loss) on equity investments and warrant, net” in our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recognized as a deferred credit, was reported within “Accrued expenses and other current liabilities” in our consolidated balance sheet and was amortized over the life of the initial commercial arrangement. See “Note 8 — Fair Value Measurements” for information about the fair value measurement of the warrant.

Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2024	2023
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$41	$10
Foreign exchange contracts not designated as hedging instruments	Other current assets	20	13
Interest rate contracts designated as cash flow hedges	Other current assets	7	—
Warrant	Other current assets	—	364
Foreign exchange contracts designated as cash flow hedges	Other assets	14	9
Other	Other assets	15	—
Total derivative assets		$97	$396

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$—	$14
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	18	19
Total derivative liabilities		$18	$33

Total fair value of derivative instruments		$79	$363

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our consolidated balance sheet. As of December 31, 2024, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $17 million, resulting in net derivative assets of $58 million. As of December 31, 2024, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no liability positions.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2024 and 2023, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2023	Amount of Gain Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$33	$(56)	$25
Interest rate contracts designated as cash flow hedges	51	7	8	50
Total	$(13)	$40	$(48)	$75

	December 31, 2022	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain Reclassified From AOCI to Earnings	December 31, 2023
Foreign exchange contracts designated as cash flow hedges	$52	$(63)	$53	$(64)
Interest rate contracts designated as cash flow hedges	62	—	11	51
Total	$114	$(63)	$64	$(13)

Effect of Derivative Contracts on Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(54)	$56	$140
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	(2)	(3)	(2)
Foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	22	4	20
Total gain (loss) recognized from foreign exchange derivative contracts in the consolidated statement of income	$(34)	$57	$158

The following table summarizes the total gain recognized in the consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest rate contracts designated as cash flow hedges recognized in interest income and other, net	$8	$11	$9
Interest rate contracts designated as fair value hedges recognized in interest income and other, net	2	—	—
Total gain recognized from interest rate derivative contracts in the consolidated statement of income	$10	$11	$9

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the total gain (loss) recognized in the consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Gain (loss) attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$158	$150	$(230)

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recognized in our consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	December 31,
	2024	2023
Foreign exchange contracts designated as cash flow hedges	$1,329	$1,699
Foreign exchange contracts not designated as hedging instruments	1,667	2,225
Interest rate contracts designated as cash flow hedges	150	—
Total	$3,146	$3,924

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,433	$2,433	$—	$—
Customer accounts	763	763	—	—
Restricted cash included in other current assets	88	88	—	—
Restricted cash included in other assets	2	2	—	—
Total cash, cash equivalents and restricted cash	3,286	3,286	—	—
Derivatives	97	—	82	15
Short-term investments:
Corporate debt securities	3,094	—	3,094	—
Government and agency securities	363	—	363	—
Total short-term investments	3,457	—	3,457	—
Long-term investments:
Corporate debt securities	1,119	—	1,119	—
Government and agency securities	190	—	190	—
Total long-term investments	1,309	—	1,309	—
Total financial assets	$8,149	$3,286	$4,848	$15

Liabilities:
Derivatives	$18	$—	$18	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,985	$1,985	$—	$—
Customer accounts	481	481	—	—
Restricted cash included in other current assets	23	23	—	—
Restricted cash included in other assets	4	4	—	—
Total cash, cash equivalents and restricted cash	2,493	2,493	—	—
Equity investment in Adevinta	4,474	4,474	—	—
Derivatives	396	—	32	364
Short-term investments:
Corporate debt securities	2,162	—	2,162	—
Government and agency securities	371	—	371	—
Total short-term investments	2,533	—	2,533	—
Long-term investments:
Corporate debt securities	328	—	328	—
Government and agency securities	271	—	271	—
Equity investment under the fair value option	335	—	—	335
Total long-term investments	934	—	599	335
Total financial assets	$10,830	$6,967	$3,164	$699

Liabilities:
Other liabilities	$10	$—	$—	$10
Derivatives	$33	$—	$33	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2024 or 2023.

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

The Adyen warrant, which was accounted for as a derivative instrument, was valued using a Black-Scholes model. Key assumptions used in the valuation included risk-free interest rates; Adyen’s common stock price, equity volatility and common stock outstanding; exercise price; and details specific to the warrant. The value was also probability adjusted for management’s assumptions with respect to vesting of the remaining tranches which were each subject to meeting processing volume milestone targets. In the fourth quarter of 2024, we met the processing volume milestone required to vest in the second tranche of the Adyen warrant. As of December 31, 2024, the probability of meeting the processing volume milestone requirements for the remaining two tranches of the Adyen warrant was zero. The Adyen warrant expired on January 31, 2025. Refer to “Note 7 — Derivative Instruments” for further details on our derivative instruments.

The following table presents a reconciliation of the opening to closing balance of the Adyen warrant measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	December 31,
	2024	2023
Opening balance at beginning of period	$364	$214
Change in fair value	158	150
Exercise of options under warrant	(522)	—
Closing balance at end of period	$—	$364
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

Our equity investment in Gmarket was accounted for under the fair value option and classified within Level 3 in the fair value hierarchy as valuation of the investment reflected management’s estimate of assumptions that market participants would use in pricing the asset. In December 2024, we sold our remaining stake in Gmarket valued at $323 million.

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

	December 31, 2024	December 31, 2023
Opening balance at beginning of period	$335	$431
Change in fair value	(12)	(96)
Fair value of shares sold	(323)	—
Closing balance at end of period	$—	$335

Certain other immaterial equity investments under the fair value option aggregating to $54 million and $47 million as of December 31, 2024 and December 31, 2023, respectively, are measured at fair value using the net asset value per share (or its equivalent) practical expedient, and have not been classified in the fair value hierarchy.

Refer to “Note 6 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions, reasonable and supportable forecasts and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits was $37 million and $49 million as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, we reported allowances for doubtful accounts of $13 million, reflecting a decrease of $10 million, net of write-offs of $29 million, for the year ended December 31, 2024. As of December 31, 2024, we reported allowances for authorized credits of $24 million, reflecting a decrease of $2 million, net of write-offs of $4 million, for the year ended December 31, 2024. As of December 31, 2023, we reported an allowance for doubtful accounts of $23 million and an allowance for authorized credits of $26 million.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized during the year ended December 31, 2024 that was included in the deferred revenue balance at the beginning of the period was $32 million. The amount of revenue recognized during the year ended December 31, 2023 that was included in the deferred revenue balance at the beginning of the period was $33 million.

Customer accounts and funds receivable

	December 31,
	2024	2023
	(In millions)
Customer accounts	$763	$481
Funds receivable	199	532
Customer accounts and funds receivable	$962	$1,013

Other current assets

	December 31,
	2024	2023
	(In millions)
Prepaid expenses	$136	$116
Income and other tax receivable	115	99
Accounts receivable, net	108	94
Restricted cash	88	23
Short-term derivative assets	68	23
Warrant	—	364
Other	200	292
Other current assets	$715	$1,011

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Property and equipment, net

	December 31,
	2024	2023	Estimated useful lives
	(In millions)
Computer equipment and software	$4,685	$4,905	1 - 4 years
Land and buildings, including building improvements	810	829	Up to 30 years
Leasehold improvements	428	418	Shorter of 5 years or lease term
Furniture and fixtures	133	141	3 years
Construction in progress and other	76	153	Not applicable
Property and equipment, gross	6,132	6,446
Accumulated depreciation	(4,869)	(5,203)
Property and equipment, net	$1,263	$1,243

Total depreciation expense on our property and equipment for the years ended December 31, 2024, 2023 and 2022 totaled $370 million, $441 million and $442 million, respectively.

Accrued expenses and other current liabilities

	December 31,
	2024	2023
	(In millions)
Accrued sales and use tax and VAT	$515	$424
Compensation and related benefits	498	581
Accrued marketing expenses	222	181
Other current tax liabilities	173	15
Transaction loss reserve	118	125
Operating lease liabilities	118	118
Accrued general and administrative expenses	68	79
Accrued interest expense	45	56
Deferred revenue	32	34
Accrued restructuring	10	102
Other	385	481
Accrued expenses and other current liabilities	$2,184	$2,196

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2024	Interest Rate	December 31, 2023	Interest Rate
Long-Term Debt
Senior notes:
Senior notes due 2024	3.450%	$—	—%	$750	3.531%
Senior notes due 2025	1.900%	800	1.803%	800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		7,000		7,750
Hedge accounting fair value adjustments (1)		—		2
Unamortized discount and debt issuance costs		(23)		(29)
Less: Current portion of long-term debt		(1,225)		(750)
Total long-term debt		5,752		6,973

Short-Term Debt
Current portion of long-term debt		1,225		750
Commercial paper		450		—
Unamortized discount and debt issuance costs		(2)		—
Total short-term debt		1,673		750
Total Debt		$7,425		$7,723
(1)    Includes the fair value adjustments to debt associated with terminated interest rate swaps which are being recognized as a reduction to “Interest expense” over the remaining term of the related notes.

Senior Notes

In 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity. Cash paid related to the repayment was classified as a financing activity in our consolidated statement of cash flows.

In 2023, we repaid the $1.2 billion aggregate principal amount of our previously outstanding floating rate and 2.750% senior notes on the date of maturity. Cash paid related to the repayment was classified as a financing activity in our consolidated statement of cash flows.

In 2022, we repaid the $1.4 billion aggregate principal amount of our previously outstanding 2.600% and 3.800% senior notes on the date of maturity. Cash paid related to the repayment was classified as a financing activity in our consolidated statement of cash flows.

In 2022, we issued senior notes of $1.2 billion aggregate principal amount, which consisted of $425 million aggregate principal amount of 5.900% fixed rate notes due 2025, $300 million aggregate principal amount of 5.950% fixed rate notes due to 2027 and $425 million aggregate principal amount of 6.300% fixed rate notes due 2032. Cash proceeds related to the issuance of our 5.900%, 5.950%, and 6.300% senior notes were classified as a financing activity in our consolidated statement of cash flows.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2024, 2023 and 2022 was $247 million, $260 million and $231 million, respectively. As of December 31, 2024 and 2023, the estimated fair value of these senior notes, using Level 2 inputs, was $6.3 billion and $7.1 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. In 2024, we issued and repaid $180 million of commercial paper notes with original maturities less than 90 days and issued $450 million of commercial paper notes with original maturities greater than 90 days. As of December 31, 2024, we had $450 million of commercial paper notes outstanding with a weighted average interest rate of 5.10% per annum, and a weighted average remaining term of 144 days. As of December 31, 2023, there were no commercial paper notes outstanding. Cash proceeds related to the issuance of commercial paper and cash used to repay commercial paper were classified as financing activities in our consolidated statement of cash flows.

In January 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the date of maturity.

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

As of December 31, 2024, no borrowings were outstanding under our $2.0 billion Credit Agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our Credit Agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of December 31, 2024, we had $450 million of commercial paper notes outstanding; therefore, $1.6 billion of borrowing capacity was available for other purposes permitted by the Credit Agreement, subject to customary conditions to borrowing. The Credit Agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The Credit Agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the Credit Agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The Credit Agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2024.

Future Maturities

The following table presents expected future principal maturities as of the date indicated (in millions):

December 31, 2024
2025	$1,225
2026	750
2027	1,150
2028	—
2029	—
Thereafter	3,875
Total future maturities	$7,000

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Leases

We have operating leases for office space, data centers and other corporate assets that we utilize under lease arrangements.

The following table presents a summary of leases by balance sheet location as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2024	2023
Assets
Operating	Operating lease right-of-use (“ROU”) assets	$427	$493

Liabilities
Operating - current	Accrued expenses and other current liabilities	$118	$118
Operating - noncurrent	Operating lease liabilities	320	387
Total lease liabilities		$438	$505

The following table presents components of lease expense for the periods indicated (in millions):

		Year Ended December 31,
	Statement of Income Location	2024	2023	2022
Operating lease costs (1)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$147	$128	$132
(1)Includes variable lease payments and sublease income that were immaterial for the years ended December 31, 2024, 2023 and 2022.

The following table presents the maturity of lease liabilities under our non-cancelable operating leases as of the date indicated (in millions):

December 31, 2024
2025	$137
2026	117
2027	97
2028	67
2029	18
Thereafter	57
Total lease payments	493
Less interest	(55)
Present value of lease liabilities	$438

As of December 31, 2024, we have non-cancellable operating leases for offices and data centers that have not commenced with fixed lease payment obligations of $51 million, with $5 million payable within 12 months. We are not involved in the construction or design of underlying assets.

Rent expense for the years ended December 31, 2024, 2023 and 2022 totaled $153 million, $137 million and $144 million, respectively. Rent expense includes operating lease costs as well as expense for non-lease components such as common area maintenance.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents supplemental information related to our leases included in the consolidated balance sheet as of the dates indicated:

	December 31,
	2024	2023
Weighted average remaining lease term
Operating leases	4.40 years	4.80 years

Weighted average discount rate
Operating leases	4.91%	4.00%

The following table presents supplemental information related to our leases for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147	$154	$159

ROU assets obtained in exchange for new lease obligations:
Operating leases	$64	$102	$354

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On January 31, 2024, the Drug Enforcement Administration, U.S. Department of Justice (the “DOJ”) and the Company entered into a settlement agreement (the “DEA Settlement Agreement”), which fully resolved DOJ’s allegations of noncompliance arising under the Controlled Substances Act. Pursuant to the DEA Settlement Agreement, the Company paid $59 million and agreed to implement enhanced processes regarding its monitoring and reporting of listings that violate the Company’s policies.

In January 2024, the Company also entered into a deferred prosecution agreement (the “DPA”) with the United States Attorney for the District of Massachusetts (the “U.S. Attorney”) regarding potential criminal liability of the Company arising from the stalking and harassment in 2019 of the editor and publisher of Ecommercebytes, a website that publishes ecommerce news and information. Six former Company employees and one former contractor have pleaded guilty to crimes arising from the conduct. Pursuant to the terms of the DPA, the U.S. Attorney filed a six-count criminal Information in the United States District Court for the District of Massachusetts in January 2024 and agreed to defer any prosecution of the Company on those counts. Additionally, during the three-year term of the DPA, the Company is subject to an independent compliance monitor to assess its compliance program and, where appropriate, to modify that program. The Company also paid a $3 million penalty. If the Company successfully meets its obligations under the DPA, after three years, the DPA will expire, and the U.S. Attorney has agreed to dismiss the criminal Information against the Company. The editor and publisher also have a pending civil action against the Company arising from the above-described conduct.

On September 27, 2023, the DOJ, on behalf of the Environmental Protection Agency (collectively, the “Government”), filed a civil complaint in the United States District Court for the Eastern District of New York (the “District Court”) alleging that we are liable for the sale of regulated or illicit products manufactured and sold by third parties who listed such products on the Marketplace platforms in a manner that evaded and/or was designed to evade detection in violation of the Clean Air Act, Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act. On September 30, 2024, the District Court issued an order dismissing the Government’s claims in their entirety. On November 26, 2024, the Government filed a Notice of Appeal with the Second Circuit, seeking review of the District Court’s decision. If the Government were to successfully appeal the decision and we were subsequently found to be liable for such activities on the Marketplace, we likely would be subject to monetary damages, compulsory changes in our business practices, or other remedies that could have a material adverse impact on our business. During the year ended December 31, 2024, we released amounts previously accrued for estimated losses in connection with the Government’s claims, for which we previously believed a loss was probable.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material as of and for the year ended December 31, 2024 compared to $132 million as of December 31, 2023. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

In addition, we have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application programming interface license agreements. Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to intellectual property infringement, including to our trademarks, logos and proprietary software, and other branding elements, such as domain names, to the extent that such are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for gross negligence, willful misconduct, fraud and breach of representations, warranties and applicable law. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recognized in our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2024 and 2023, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

Common Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 3.6 billion shares of common stock.

Stock Repurchase Program

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count and return value to stockholders. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. Cash paid related to the repurchase of common stock was classified as a financing activity in our consolidated statement of cash flows.

In February and December 2024, our Board authorized an incremental $2.0 billion and $3.0 billion, respectively, under our stock repurchase program in addition to the $4.0 billion previously authorized in 2022. Our stock repurchase program has no expiration from the date of authorization.

The following table summarizes repurchase activity under our stock repurchase programs during 2024 (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2024				$1,447
Authorization of additional repurchases in February 2024				2,000
Authorization of additional repurchases in December 2024				3,000
Repurchase of shares of common stock	56	$56.05	$3,149	(3,149)
Balance as of December 31, 2024				$3,298
(1)These repurchased shares of common stock were recognized as “Treasury stock” and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions and excise tax accruals.
Dividends

We paid a total of $533 million, $528 million and $489 million in cash dividends during the years ended December 31, 2024, 2023 and 2022, respectively. In February 2025, our Board declared a cash dividend of $0.29 per share of common stock to be paid on March 28, 2025 to stockholders of record as of March 14, 2025. Cash paid related to the payment of dividends was classified as a financing activity in our consolidated statement of cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards inclusive of restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”) to our directors, officers and employees. As of December 31, 2024, 785 million shares were authorized under our equity incentive plans and 34 million shares were available for future grant.

RSU awards granted to eligible employees under our equity incentive plans generally vest in annual or quarterly installments over a period of four years and are subject to continued employment.

In 2024, 2023 and 2022, certain executives were eligible to receive PBRSUs. Each PBRSU cycle has a three-year performance period (consisting of the average performance each year relative to the financial performance goals for that year), along with a total shareholder return modifier based on the Company’s stock performance relative to the S&P 500 over a three-year performance period. The financial performance goals for each year of the performance period are approved by the Compensation and Human Capital Committee at the beginning of that year. The target number of shares subject to the PBRSU award are adjusted based on the Company’s actual performance in relation to the target financial performance and then adjusted by the total shareholder return modifier at the end of the applicable performance period. Any earned PBRSUs vest, if at all, in March following the end of the applicable three-year performance period.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for eligible employees. Under the ESPP, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period and subject to statutory limits. During 2024, employees purchased approximately 3 million shares under this plan compared to 2 million shares in both 2023 and 2022 at average prices of $33.14, $33.63 and $38.04 per share, respectively. As of December 31, 2024, approximately 26 million shares of common stock were reserved for future issuance.

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2024 (in millions, except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2024	24	$48.80
Awarded and assumed	12	$52.62
Vested	(11)	$50.87
Forfeited	(4)	$49.05
Outstanding as of December 31, 2024	21	$49.81
Expected to vest as of December 31, 2024	18
During 2024, 2023 and 2022, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $600 million, $455 million and $448 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation Expense

The following table presents stock-based compensation expense for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Cost of net revenues	$54	$53	$51
Sales and marketing	91	92	73
Product development	281	272	222
General and administrative	162	158	148
Total stock-based compensation expense	$588	$575	$494
Capitalized in product development	$20	$16	$14

As of December 31, 2024, there was $810 million of unearned stock-based compensation that will be expensed from 2025 through 2029. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible earned compensation, but not more than statutory limits. During the years ended December 31, 2024, 2023 and 2022, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible earned compensation, subject to a maximum employer contribution of $13,800, $13,200 and $12,200 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $70 million, $61 million and $58 million for the years ended December 31, 2024, 2023 and 2022, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Income Taxes

The following table presents the components of income (loss) from continuing operations before taxes for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$1,286	$704	$123
International	992	3,003	(1,724)
	$2,278	$3,707	$(1,601)

The following table summarizes the income tax provision (benefit) for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$985	$488	$350
State and local	89	94	36
Foreign	97	95	67
	$1,171	$677	$453
Deferred:
Federal	$(993)	$112	$(847)
State and local	(46)	(41)	(50)
Foreign	165	184	117
	(874)	255	(780)
	$297	$932	$(327)

The following table presents a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 21% to income (loss) before income taxes for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Provision (benefit) at statutory rate	$478	$778	$(337)
Foreign income taxed at different rates	5	8	7
Other taxes on foreign operations	(157)	72	13
Change in valuation allowance	—	(62)	—
Stock-based compensation	7	33	17
State taxes, net of federal benefit	43	53	(14)
Research and other tax credits	(83)	(44)	(45)
Penalties	(13)	14	11
Impact of tax rate change	—	73	—
Other	17	7	21
	$297	$932	$(327)

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

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss, capital loss and credits	$181	$200
Accruals and allowances	554	560
Capitalized research expense	475	334
Stock-based compensation	10	12
Amortizable tax basis in intangibles	2,701	2,872
Net deferred tax assets	3,921	3,978
Valuation allowance	(163)	(143)
	3,758	3,835
Deferred tax liabilities:
Outside basis differences	(1,970)	(2,817)
Acquisition-related intangibles	(57)	(65)
Depreciation and amortization	(197)	(213)
Net unrealized gain on investments	(3)	(60)
	(2,227)	(3,155)
	$1,531	$680

As of December 31, 2024, our federal, state and foreign net operating loss carryforwards for income tax purposes were $27 million, $34 million and $126 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2027 and 2025, respectively. The carryforward periods on our foreign net operating loss carryforwards are as follows: $4 million do not expire and $122 million are subject to valuation allowance and begin to expire in 2025. As of December 31, 2024, state tax credit carryforwards for income tax purposes were $205 million. Most of the state tax credits carry forward indefinitely.

As of December 31, 2024 and 2023, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits and capital losses that we believe are not likely to be realized.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. As of December 31, 2024, $292 million of our liability for deemed repatriation of foreign earnings was included in “Income taxes payable” in our consolidated balance sheet. As of December 31, 2023, $292 million of our liability for deemed repatriation of foreign earnings was included in “Other liabilities” in our consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents changes in unrecognized tax benefits for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Gross amounts of unrecognized tax benefits as of the beginning of the period	$613	$493	$461
Increases related to prior period tax positions	22	120	4
Decreases related to prior period tax positions	(23)	(45)	(7)
Increases related to current period tax positions	67	53	40
Settlements	(5)	(8)	(5)
Gross amounts of unrecognized tax benefits as of the end of the period	$674	$613	$493

As of December 31, 2024, gross amounts of unrecognized tax benefits of $674 million included $45 million of unrecognized tax benefits indemnified by PayPal. As of December 31, 2023, gross amounts of unrecognized tax benefits of $613 million included $51 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $499 million. Of this amount, $41 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2024, our liabilities for unrecognized tax benefits were included in “Accrued expenses and other current liabilities” and “Other liabilities” in our consolidated balance sheet.

As of December 31, 2024, and 2023 we had accrued interest and penalty expense related to uncertain tax positions of $130 million and $94 million, respectively, net of income tax benefits. The “Income tax (benefit) provision” for 2024 and 2023 included interest expense related to uncertain tax positions of $31 million and $30 million, respectively, net of tax benefits. The “Income (loss) from discontinued operations, net of income taxes,” for 2024 and 2023 included interest expense related to uncertain tax positions of $1 million and $7 million, respectively, net of tax benefits.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Gain (Loss) on Equity Investments and Warrant, Net and Interest Income and Other, Net

The following table presents components of “Gain (loss) on equity investments and warrant, net” for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Unrealized change in fair value of equity investment in Adevinta	$(234)	$1,782	$(2,693)
Realized change in fair value of shares sold in Adevinta	78	—	2
Unrealized change in fair value of equity investment in Adyen	—	—	(118)
Realized change in fair value of shares sold in Adyen	(57)	—	(143)
Realized change in fair value of shares sold in Aurelia	(11)	—	—
Unrealized change in fair value of equity investment in Gmarket	(12)	(96)	(294)
Realized change in fair value of shares sold in Gmarket	(1)	—	—
Unrealized change in fair value of equity investment in KakaoBank	—	(11)	(218)
Realized change in fair value of shares sold in KakaoBank	—	13	(75)
Gain (loss) on other investments	3	(6)	(17)
Change in fair value of warrant	158	150	(230)
Total gain (loss) on equity investments and warrant, net	$(76)	$1,832	$(3,786)

The following table presents components of “Interest income and other, net” for the periods indicated (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest income	$272	$204	$73
Foreign exchange and other	23	(7)	(3)
Total interest income and other, net	$295	$197	$70

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 17 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	40	38	(76)	(19)	(17)
Less: Amount of gain (loss) reclassified from AOCI	(48)	—	—	10	(38)
Net current period other comprehensive income (loss)	88	38	(76)	(29)	21
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2022	$114	$(98)	$222	$21	$259
Other comprehensive income (loss) before reclassifications	(63)	53	(16)	3	(23)
Less: Amount of gain (loss) reclassified from AOCI	64	—	—	(13)	51
Net current period other comprehensive income (loss)	(127)	53	(16)	16	(74)
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185

The following table summarizes reclassifications out of AOCI for periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI for the Year Ended December 31,
		2024	2023
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(54)	$56
Foreign exchange contracts	Cost of net revenues	(2)	(3)
Interest rate contracts	Interest income and other, net	8	11
	Income (loss) from continuing operations before income taxes	(48)	64
	Income tax benefit (provision)	10	(13)

Total reclassifications for the period	Net income (loss)	$(38)	$51

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 18 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

	Year Ended December 31,
	2024	2023
Accrued liability, beginning of period	$102	$—
Charges	—	141
Payments	(84)	(39)
Adjustments	(8)	—
Accrued liability, end of period	$10	$102

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

The restructuring charges incurred in 2024, 2023 and 2022 are included in “General and administrative” expenses in the consolidated statement of income.

eBay Inc.
FINANCIAL STATEMENT SCHEDULE
The Financial Statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS for continuing operations as of and for the years ended December 31, 2024, 2023 and 2022.

	Balance at Beginning of Period	Charged/ Credited to Net Income	Charged to Other Account	Charges Utilized/ Write-offs	Balance at End of Period
	(In millions)
Allowances for Doubtful Accounts
Year Ended December 31, 2022	$42	$16	$—	$(42)	$16
Year Ended December 31, 2023	$16	$16	$—	$(9)	$23
Year Ended December 31, 2024	$23	$19	$—	$(29)	$13

Allowance for Authorized Credits
Year Ended December 31, 2022	$32	$(6)	$—	$—	$26
Year Ended December 31, 2023	$26	$1	$—	$(1)	$26
Year Ended December 31, 2024	$26	$2	$—	$(4)	$24

Allowance for Transaction Losses
Year Ended December 31, 2022	$88	$316	$—	$(334)	$70
Year Ended December 31, 2023	$70	$344	$—	$(330)	$84
Year Ended December 31, 2024	$84	$334	$—	$(347)	$71

Tax Valuation Allowance
Year Ended December 31, 2022	$136	$97	$(2)	$—	$231
Year Ended December 31, 2023	$231	$(73)	$(8)	$(7)	$143
Year Ended December 31, 2024	$143	$32	$(5)	$(7)	$163

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02	Transaction Agreement, dated as of July 20, 2020 by and between eBay Inc., and Adevinta ASA.		8-K	001-37713	7/22/2020

2.03	Letter Agreement, dated as of October 16, 2020, amending Transaction Agreement, dated as of July 20, 2020, by and between eBay Inc., and Adevinta ASA.		10-K	001-37713	2/4/2021

2.04	Share Purchase Agreement, dated as of July 14, 2021, by and among eBay Inc., eBay International Management B.V. and Astinlux Finco S.à r.l.		10-Q	001-37713	10/28/2021

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

2.07*
Amendment Agreement to Bid Conduct Agreement, dated as of May 10, 2024, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.à r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS.
			8-K	001-37713	5/10/2024

2.08*
Amendment Agreement to Transaction Completion Agreement, dated as of May 10, 2024, by and among eBay Inc., eBay International Holding GmbH, eBay International Management B.V., BCP Aurelia Luxco S.à r.l., Aurelia UK Feederco Limited, Aurelia Netherlands TopCo B.V., Aurelia BidCo Norway AS and Aurelia BidCo 1 Norway AS.
			8-K	001-37713	5/10/2024

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as amended.		8-K	001-37713	6/23/2023

3.02	Registrant’s Amended and Restated Bylaws.		8-K	001-37713	9/19/2024

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.04	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.05	Form of 4.000% Note due 2042 (included in Exhibit 4.04).		8-K	000-24821	7/24/2012

4.06	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

4.07	Form of 3.600% Note due 2027 (included in Exhibit 4.06).		8-K	001-37713	6/6/2017

4.08	Officer’s Certificate dated March 11, 2020.		8-K	001-37713	3/11/2020

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
4.09	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.8).		8-K	001-37713	3/11/2020

4.10	Officer’s Certificate dated June 15, 2020.		8-K	001-37713	6/15/2020

4.11	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.10).		8-K	001-37713	6/15/2020

4.12	Officers’ Certificate dated May 10, 2021		8-K	001-37713	5/10/2021

4.13	Forms of 1.400% Note Due 2026, 2.600% Note due 2031 and 3.650% Note due 2051 (included in Exhibit 4.12)		8-K	001-37713	5/10/2021

4.14	Officers’ Certificate dated November 22, 2022		8-K	001-37713	11/22/2022

4.15	Forms of 5.900% Note Due 2025, 5.950% Note due 2027 and 6.300% Note due 2032 (included in Exhibit 4.14)		8-K	001-37713	11/22/2022

4.16	Description of Securities.		10-K	001-37713	2/23/2023

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.	X

10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	6/23/2023

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		10-K	001-37713	2/4/2020

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2022.		10-K	001-37713	2/24/2022

10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	001-37713	4/21/2022

10.17+	Form of New Director Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.18+	Form of Director Annual Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Electing Director Quarterly Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed

10.20+	Form of Global Stock Option Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.21+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.22+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.23+	Form of Stock Payment Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.24+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.25+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.26+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.27+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.29+	Offer Letter dated April 2, 2015 between Registrant and Marie Oh Huber.		10-Q	001-37713	4/27/2016

10.30	Credit Agreement, dated as of January 25, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	001-37713	1/25/2024

10.31+	Letter Agreement between Jamie Iannone and eBay Inc., dated April 12, 2020.		10-Q	001-37713	7/29/2020

10.32+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective April 11, 2020, as amended October 2, 2024.	X

10.33+	Amended and Restated eBay Inc. Change in Control Severance Plan, effective April 11, 2020, as amended October 2, 2024.	X

10.34+	Offer Letter dated May 17, 2021 between Registrant and Stephen Priest.		10-Q	001-37713	8/12/2021

10.35+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.36+	Form of Stock Option Agreement (with Performance Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.37+	Offer Letter dated January 7, 2021, as amended August 5, 2022, between Registrant and Cornelius Boone.		10-Q	001-37713	11/3/2022

10.38+	Offer Letter dated April 7, 2022 between Registrant and Eddie Garcia.		10-Q	001-37713	4/27/2023

10.39+	Offer Letter dated November 16, 2020, as amended August 5, 2022 and November 10, 2023, between Registrant and Julie Loeger.		10-K	001-37713	2/28/2024

No.	Exhibit Description	Filed or Furnished with this 10-K	Incorporated by Reference
			Form	File No.	Date Filed
10.40+	Offer Letter dated September 4, 2024 between Registrant and Samantha Wellington.		10-Q	001-37713	10/31/2024

19.01	Registrant’s Insider Trading Policy.	X

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.01	Registrant’s Incentive-Based Compensation Recovery Policy		10-K	001-37713	2/28/2024

101
The following materials from the Annual Report on Form 10-K of eBay Inc. for the year ended December 31, 2024, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) eBay Inc. Consolidated Balance Sheets, (ii) eBay Inc. Consolidated Statements of Income, (iii) eBay Inc. Consolidated Statements of Comprehensive Income, (iv) eBay Inc. Consolidated Statements of Stockholders’ Equity and (v) eBay Inc. Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

*    Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the United States Securities and Exchange Commission; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
+    Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

eBay Inc.

By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamie Iannone, Steve Priest, Rebecca Spencer and Samantha Wellington and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2025.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Jamie Iannone	By:	/s/ Steve Priest
	Jamie Iannone		Steve Priest
	Chief Executive Officer and Director		Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Paul S. Pressler	By:	/s/ Adriane M. Brown
	Paul S. Pressler		Adriane M. Brown
	Chair of the Board and Director		Director

By:	/s/ Aparna Chennapragada	By:	/s/ Logan D. Green
	Aparna Chennapragada		Logan D. Green
	Director		Director

By:	/s/ E. Carol Hayles	By:	/s/ Shripriya Mahesh
	E. Carol Hayles		Shripriya Mahesh
	Director		Director

By:	/s/ William D. Nash	By:	/s/ Zane Rowe
	William D. Nash		Zane Rowe
	Director		Director

By:	/s/ Mohak Shroff	By:	/s/ Perry M. Traquina
	Mohak Shroff		Perry M. Traquina
	Director		Director