Form 10-Q
period 2025-03-31
EBAY INC
filed 2025-05-01
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of April 28, 2025, there were 461 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions (including, but not limited to, those relating to future business, future results of operations or financial condition, inflationary pressure, impacts of tariffs and trade policy, foreign exchange rate volatility and geopolitical events, new or planned features or services, or management strategies). You can generally identify these forward-looking statements by words such as “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “plan,” “possible,” “potential,” “pursue,” “probable,” “remain,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” “would” and other similar expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

•fluctuations in, and our ability to predict, our results of operations and cash flows;
•our ability to convert visits into sales for our sellers, attract and retain sellers and buyers, and execute on our business strategy;
•our ability to compete in the markets in which we participate;
•our ability to generate revenue from our foreign operations and expand in international markets;
•the impact of inflationary pressure, changing tariff policy, fluctuations in foreign currency exchange rates, elevated interest rates, geopolitical events such as the ongoing wars in Ukraine and in the Middle East, terrorist activities, and public health events;
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

A more complete description of these risks and uncertainties is included in “Part I — Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

WEBSITE DISCLOSURES

We use our website (www.ebayinc.com) to announce material non-public information to the public and to comply with our disclosure obligations under Regulation Fair Disclosure (“Reg FD”). We also use our website to communicate with the public about our Company, our services and other matters. Our SEC filings, press releases and recent public conference calls and webcasts can also be found on our website. The information we post on our website could be deemed to be material information under Reg FD. We encourage investors and others interested in our Company to review the information we post on our website. Information contained in or accessible through our website is not a part of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2025	December 31, 2024
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,031	$2,433
Short-term investments	1,760	3,457
Customer accounts and funds receivable	1,287	962
Other current assets	794	715
Total current assets	6,872	7,567
Long-term investments	2,586	2,439
Property and equipment, net	1,293	1,263
Goodwill	4,357	4,269
Operating lease right-of-use assets	419	427
Deferred tax assets	2,920	2,936
Other assets	507	464
Total assets	$18,954	$19,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$994	$1,673
Accounts payable	292	257
Customer accounts and funds payable	1,353	1,018
Accrued expenses and other current liabilities	2,217	2,184
Income taxes payable	1,024	966
Total current liabilities	5,880	6,098
Operating lease liabilities	302	320
Deferred tax liabilities	1,413	1,405
Long-term debt	5,751	5,752
Other liabilities	658	632
Total liabilities	14,004	14,207
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 463 and 471 shares outstanding	2	2
Additional paid-in capital	18,362	18,289
Treasury stock at cost, 1,283 and 1,274 shares	(51,920)	(51,290)
Retained earnings	38,314	37,951
Accumulated other comprehensive income	192	206
Total stockholders’ equity	4,950	5,158
Total liabilities and stockholders’ equity	$18,954	$19,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,585	$2,556
Cost of net revenues	723	700
Gross profit	1,862	1,856
Operating expenses:
Sales and marketing	536	541
Product development	362	351
General and administrative	261	238
Provision for transaction losses	81	91
Amortization of acquired intangible assets	6	4
Total operating expenses	1,246	1,225
Income from operations	616	631
Interest and other:
Loss on equity investments and warrant, net	(2)	(97)
Interest expense	(61)	(66)
Interest income and other, net	81	68
Income from continuing operations before income taxes	634	536
Income tax provision	(129)	(97)
Income from continuing operations	505	439
Loss from discontinued operations, net of income taxes	(2)	(1)
Net income	$503	$438

Income per share - basic:
Continuing operations	$1.08	$0.85
Discontinued operations	—	—
Net income per share - basic	$1.08	$0.85

Income per share - diluted:
Continuing operations	$1.06	$0.85
Discontinued operations	—	—
Net income per share - diluted	$1.06	$0.85

Weighted-average shares:
Basic	467	516
Diluted	475	519

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2025	2024
	(In millions)
	(Unaudited)
Net income	$503	$438
Other comprehensive loss, net of reclassification adjustments:
Foreign currency translation gains (losses)	25	(37)
Unrealized gains on investments, net	8	8
Tax expense on unrealized gains on investments, net	(2)	(3)
Unrealized gains (losses) on hedging activities, net	(59)	22
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	14	(4)
Other comprehensive loss, net of tax	(14)	(14)
Comprehensive income	$489	$424

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2
Common stock issued	—	—
Common stock repurchased	—	—
Balance, end of period	2	2
Additional paid-in-capital:
Balance, beginning of period	18,289	17,792
Stock-based compensation	137	146
Tax withholdings related to net share settlements of restricted stock units and awards	(69)	(51)
Other	5	4
Balance, end of period	18,362	17,891
Treasury stock at cost:
Balance, beginning of period	(51,290)	(48,114)
Common stock repurchased	(630)	(503)
Balance, end of period	(51,920)	(48,617)
Retained earnings:
Balance, beginning of period	37,951	36,531
Net income	503	438
Dividends and dividend equivalents declared	(140)	(143)
Balance, end of period	38,314	36,826
Accumulated other comprehensive income:
Balance, beginning of period	206	185
Foreign currency translation adjustment	25	(37)
Change in unrealized gains on investments	8	8
Change in unrealized gains (losses) on derivative instruments	(59)	22
Tax benefit (provision) on above items	12	(7)
Balance, end of period	192	171
Total stockholders’ equity	$4,950	$6,273

Dividends and dividend equivalents declared per share or restricted stock unit	$0.29	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$503	$438
Loss from discontinued operations, net of income taxes	2	1
Adjustments:
Provision for transaction losses	81	91
Depreciation and amortization	79	76
Stock-based compensation	136	146
Deferred income taxes	31	40
Change in fair value of warrant	—	(149)
Change in fair value of equity investment in Adevinta	—	234
Loss on investments and other, net	2	11
Changes in assets and liabilities, net of acquisition effects	(47)	(273)
Net cash provided by operating activities	787	615
Cash flows from investing activities:
Purchases of property and equipment	(143)	(143)
Purchases of investments	(3,043)	(3,312)
Maturities of investments	4,587	3,703
Acquisitions and other	(89)	2
Net cash provided by investing activities	1,312	250
Cash flows from financing activities:
Repurchases of common stock	(615)	(453)
Payments for taxes related to net share settlements of restricted stock units and awards	(69)	(51)
Payments for dividends	(134)	(139)
Repayment of senior notes	(800)	—
Proceeds from issuance of commercial paper	568	—
Repayment of commercial paper	(441)	—
Net funds receivable and payable activity	243	(28)
Other	—	(15)
Net cash used in financing activities	(1,248)	(686)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(11)
Net increase in cash, cash equivalents and restricted cash	870	168
Cash, cash equivalents and restricted cash at beginning of period	3,286	2,493
Cash, cash equivalents and restricted cash at end of period	$4,156	$2,661

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Three Months Ended March 31,
	2025	2024
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$45	$48
Income taxes	$26	$30

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	March 31,
	2025	2024
	(In millions)
	(Unaudited)
Cash and cash equivalents	$3,031	$2,130
Customer accounts (including restricted cash of $343 and $75, respectively) (1)	967	448
Restricted cash included in other current assets	156	79
Restricted cash included in other assets	2	4
Cash, cash equivalents and restricted cash	$4,156	$2,661
(1)As of March 31, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $30 million of fixed-income investments with original maturities greater than three months when purchased that are excluded from “Cash, cash equivalents and restricted cash.”

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to provisions for transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments, including Level 3 investments, derivatives, including warrants, and the recoverability of goodwill and intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

For equity method investments, our share of the investees’ results of operations is included in “Interest income and other, net” and investment balances are included in “Long-term investments.” For equity method investments under the fair value option, the change in fair value of the investment is included in “Loss on equity investments and warrant, net” and investment balances are included in “Long-term investments.” Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value, under an election, or at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment. For investments in entities where we hold less than a 20% ownership, the change in fair value of the investment is included in “Loss on equity investments and warrant, net” and investment balances are included in “Long-term investments.”

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” in our 2024 Form 10-K.

Recently Adopted Accounting Pronouncements

In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance in the fourth quarter of 2024 with no material impact in our condensed consolidated financial statements and related disclosures.

In 2023, the FASB issued ASU 2023-08—Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The guidance addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recognized in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The standard is effective for annual reporting periods beginning after December 15, 2024, including interim reporting periods within those fiscal years. We adopted this guidance in the first quarter of 2025 with no material impact in our condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to further standardize income tax disclosures primarily related to the presentation of the effective tax rate reconciliation and income taxes paid information in our financial statements and disclosures. The standard is effective for annual reporting periods beginning after December 15, 2024. We are evaluating the effect that this standard may have on our condensed consolidated financial statements and related disclosures.

In 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance is intended to improve disclosures about expenses and address requests from investors for more transparent expense information through disaggregation of relevant expense captions in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are evaluating the effect that this standard may have on our condensed consolidated financial statements and related disclosures.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Income from continuing operations	$505	$439
Loss from discontinued operations, net of income taxes	(2)	(1)
Net income	$503	$438
Denominator:
Weighted average shares of common stock - basic	467	516
Dilutive effect of equity incentive awards	8	3
Weighted average shares of common stock - diluted	475	519

Income per share - basic:
Continuing operations	$1.08	$0.85
Discontinued operations	—	—
Net income per share - basic	$1.08	$0.85
Income per share - diluted:
Continuing operations	$1.06	$0.85
Discontinued operations	—	—
Net income per share - diluted	$1.06	$0.85
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	9

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2024	Goodwill Acquired	Adjustments	March 31, 2025
Goodwill	$4,269	$67	$21	$4,357

Goodwill acquired during the three months ended March 31, 2025 relates to the acquisition of Caramel, an end-to-end online automotive transaction solution provider. The adjustments to goodwill for the three months ended March 31, 2025 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within “Other assets” in our condensed consolidated balance sheets. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	March 31, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$255	$(207)	$48	7	$246	$(200)	$46	8
Marketing related	103	(65)	38	7	101	(63)	38	7
Developed technologies	270	(211)	59	4	239	(205)	34	4
All other	158	(157)	1	3	158	(157)	1	3
Total	$786	$(640)	$146		$744	$(625)	$119
Amortization expense for intangible assets was $12 million and $8 million for the three months ended March 31, 2025 and 2024, respectively.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

March 31, 2025
Remaining 2025	$38
2026	42
2027	37
2028	9
2029	7
Thereafter	13
Total	$146

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Segments

We have one reportable segment, which reflects how the chief operating decision maker (“CODM”), the Company’s President and Chief Executive Officer, reviews and assesses performance of the business. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income reported in the condensed consolidated statement of income. The CODM uses consolidated net income in deciding whether to reinvest profits into certain parts of the business or return a portion of such profits to shareholders through dividends and stock repurchases. Significant expense categories regularly provided to and reviewed by the CODM are those presented in the condensed consolidated statement of income. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets, although the CODM does not evaluate asset information for purposes of allocating resources or evaluating performance.

Net Revenues

The following table summarizes net revenues by activity for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Marketplace revenues	$2,143	$2,172
Advertising revenues	442	384
Total net revenues	$2,585	$2,556

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the seller is located.

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
United States	$1,346	$1,302
United Kingdom	331	390
China	297	275
Germany	230	242
Rest of world	381	347
Total net revenues	$2,585	$2,556

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	March 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$1,540	$—	$(1)	$1,539
Government and agency securities (1)	253	—	(2)	251
	$1,793	$—	$(3)	$1,790
Long-term investments:
Corporate debt securities	$1,310	$8	$(1)	$1,317
Government and agency securities	144	—	(3)	141
	$1,454	$8	$(4)	$1,458
(1)As of March 31, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $30 million of fixed-income investments with original maturities greater than three months when purchased, which are disclosed as “Short-term investments” in these notes to the condensed consolidated financial statements.

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

The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As interest rates increase, those securities purchased at a lower yield show a mark-to-market unrealized loss. The unrealized losses are due primarily to changes in credit spreads and interest rates. We regularly review investment securities for other-than-temporary impairment using both qualitative and quantitative criteria. Investments classified as available-for-sale debt securities are carried at fair value with changes reflected in our condensed consolidated statement of comprehensive income. Where there is an intention or a requirement to sell an impaired available-for-sale debt security, the entire impairment is recognized in earnings with a corresponding adjustment to the amortized cost basis of the security. From time to time, we sell available-for-sale debt securities in an unrealized loss position and recognize an immaterial loss.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recognized through “Interest income and other, net” for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recognized through an allowance for credit losses is recognized in our condensed consolidated statement of comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of March 31, 2025 or December 31, 2024.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $2,927 million and unrealized losses of $2 million as of March 31, 2025 compared to an estimated fair value of $1,665 million and unrealized losses of $4 million as of December 31, 2024. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $329 million and unrealized losses of $5 million as of March 31, 2025 compared to an estimated fair value of $361 million and unrealized losses of $8 million as of December 31, 2024. Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

March 31, 2025
One year or less	$1,790
One year through two years	626
Two years through three years	564
Three years through four years	211
Four years through five years	52
Thereafter	5
Total	$3,248

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2025	December 31, 2024
Equity investments without readily determinable fair values	Long-term investments	$1,003	$1,011
Equity investments under the equity method of accounting	Long-term investments	65	65
Equity investments under the fair value option	Long-term investments	60	54
Total equity investments		$1,128	$1,130

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Loss on equity investments and warrant, net” in our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented within “Long-term investments” in our condensed consolidated balance sheet.

Equity investment in Aurelia

In the second quarter of 2024, we completed the sale of (1) 227 million Adevinta ASA (“Adevinta”) shares in exchange for $2.4 billion in cash and (2) 177 million Adevinta shares in exchange for 177 million shares of a new entity, Aurelia Netherlands TopCo B.V. (“Aurelia”). The newly acquired investment in Aurelia was valued at $1.9 billion and represented approximately 18.3% ownership of the outstanding equity.

Concurrently, we granted Aurelia UK Feederco Limited, the buyer of our previously owned Adevinta shares, a six-month option to purchase a portion of our Aurelia shares (the “Aurelia Option”). In the fourth quarter of 2024, the Aurelia Option was exercised, upon which we sold 97 million shares in Aurelia in exchange for $1.0 billion in cash. The remaining investment represented 8.3% of the outstanding equity of Aurelia.

In the first quarter of 2025, Aurelia implemented a recapitalization in connection with the creation of a management incentive plan. Prior to the recapitalization, we only held common shares in Aurelia. Subsequent to the recapitalization, we now hold both common and preferred shares in Aurelia. The recapitalization did not impact our ownership as we continue to own approximately 8.3% of the outstanding preferred and common shares of Aurelia.

The carrying value of our remaining investment in Aurelia was $867 million as of March 31, 2025 and December 31, 2024. The equity investment in Aurelia is accounted for under the measurement alternative as we are not able to exercise significant influence based on the governance structure of Aurelia.

Prior to the sale of Adevinta shares discussed above, we held a 33% equity interest in Adevinta. At the initial recognition of this equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value were recognized in “Loss on equity investments and warrant, net” in the condensed consolidated statement of income. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

For the three months ended March 31, 2024, unrealized losses of $234 million were recognized in “Loss on equity investments and warrant, net” in our condensed consolidated statement of income related to the change in fair value of the investment in Adevinta.

Other equity investments without readily determinable fair values

Certain other individually immaterial equity investments aggregating to $136 million as of March 31, 2025 and $144 million as of December 31, 2024 are accounted for under the measurement alternative. The change in value of our other equity investments without readily determinable fair values for each of the three-month periods ended March 31, 2025 and 2024 was immaterial both individually and in the aggregate.

Equity investments under the equity method of accounting

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our condensed consolidated statement of income includes, as a component of “Interest income and other, net,” our share of the net income or loss of the investee. Equity method investments are presented within “Long-term investments” in our condensed consolidated balance sheet. Our share of the net income or loss of equity method investments for the three-month periods ended March 31, 2025 and 2024 was immaterial both individually and in the aggregate.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity investments under the fair value option

Equity investment in Gmarket

In the fourth quarter of 2024, we sold our remaining stake in Gmarket Global LLC (“Gmarket”) valued at $323 million in exchange for $322 million in cash, net of transaction costs. Prior to the sale of shares, we held 19.99% of the equity interest in Gmarket, over which we were able to exercise significant influence based on the terms of the securities purchase agreement, and through our board representation. At the initial recognition of this equity investment in Gmarket, we elected the fair value option where subsequent changes in fair value were recognized in “Loss on equity investments and warrant, net” in the condensed consolidated statement of income. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

For the three months ended March 31, 2024, unrealized losses of $6 million were recognized in “Loss on equity investments and warrant, net” in our condensed consolidated statement of income related to the change in fair value of the investment in Gmarket.

Other investments under the fair value option

Certain other individually immaterial equity investments aggregating to $60 million as of March 31, 2025 and $54 million as of December 31, 2024 are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments for the three months ended March 31, 2025 and 2024 as presented within “Loss on equity investments and warrant, net” for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Net losses recognized during the period on equity investments	$(2)	$(246)
Less: Net gains recognized on equity investments sold during the period	2	—
Total unrealized losses on equity investments held, end of period	$(4)	$(246)

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

We use foreign currency exchange contracts to reduce the volatility of cash flows related to forecasted revenues, expenses, assets and liabilities, including intercompany balances denominated in foreign currencies. These contracts are generally one month to one year in duration but with maturities up to 24 months. The objective of the foreign exchange contracts is to ensure that ultimately the U.S. dollar-equivalent cash flows are not adversely affected by changes in the applicable U.S. dollar/foreign currency exchange rate. We evaluate the effectiveness of our foreign exchange contracts designated as cash flow hedges on a quarterly basis.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2025, we have estimated that $24 million of net derivative losses related to our foreign exchange cash flow hedges and $8 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

Warrant

We were previously party to a warrant agreement that we entered into in conjunction with a commercial agreement with Adyen N.V. (“Adyen”) that, subject to meeting certain conditions, entitled us to acquire a fixed number of shares up to 5% of Adyen’s fully diluted share capital at a specific date. The warrant had a term of seven years and vested in a series of four tranches, at a specified price per share (fixed for the first two tranches) upon meeting processing volume milestone targets on a calendar year basis. When a relevant milestone was reached, the warrant became exercisable with respect to the corresponding tranche of warrant shares.

The warrant was accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. Changes in the fair value of the warrant were recognized in “Loss on equity investments and warrant, net” in our condensed consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recognized as a deferred credit, was reported within “Accrued expenses and other current liabilities” in our condensed consolidated balance sheet and was amortized over the life of the initial commercial arrangement. See “Note 7 — Fair Value Measurements” for information about the fair value measurement of the warrant.

In the fourth quarter of 2024, we met the processing volume milestone required to vest in the second tranche of our warrant and upon vesting, we exercised the option to purchase shares of Adyen. As of December 31, 2024,

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
the probability of meeting the processing volume milestone targets for remaining two tranches of the Adyen warrant was zero. The warrant expired on January 31, 2025.

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2025	December 31, 2024
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$22	$41
Foreign exchange contracts not designated as hedging instruments	Other current assets	15	20
Interest rate contracts designated as cash flow hedges	Other current assets	3	7
Foreign exchange contracts designated as cash flow hedges	Other assets	11	14
Other	Other assets	15	15
Total derivative assets		$66	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$10	$—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	6	18
Total derivative liabilities		$16	$18

Total fair value of derivative instruments		$50	$79

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. As of March 31, 2025, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $11 million, resulting in net derivative assets of $37 million and net derivative liabilities of $5 million. As of March 31, 2025, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no liability positions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of March 31, 2025 and December 31, 2024, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2024	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain Reclassified From AOCI to Earnings	March 31, 2025
Foreign exchange contracts designated as cash flow hedges	$25	$(45)	$8	$(28)
Interest rate contracts designated as cash flow hedges	50	(4)	2	44
Total	$75	$(49)	$10	$16

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Amount of Gain Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$14	$(10)	$(40)
Interest rate contracts designated as cash flow hedges	51	—	2	49
Total	$(13)	$14	$(8)	$9

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Gain (loss) from foreign exchange contracts designated as cash flow hedges recognized in net revenues	$8	$(10)
Gain from foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	1	8
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$9	$(2)

The following table summarizes the total gain recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Gain from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$2
Gain from interest rate contracts designated as fair value hedges recognized in interest expense	—	1
Total gain recognized from interest rate derivative contracts in the condensed consolidated statement of income	$2	$3

The following table summarizes the total gain recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Gain attributable to changes in the fair value of warrant recognized in loss on equity investments and warrant, net	$—	$149

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recognized in our condensed consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	March 31, 2025	December 31, 2024
Foreign exchange contracts designated as cash flow hedges	$1,813	$1,329
Foreign exchange contracts not designated as hedging instruments	1,463	1,667
Interest rate contracts designated as cash flow hedges	150	150
Total	$3,426	$3,146

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,031	$3,031	$—	$—
Customer accounts (1)	967	967	—	—
Restricted cash included in other current assets	156	156	—	—
Restricted cash included in other assets	2	2	—	—
Total cash, cash equivalents and restricted cash	4,156	4,156	—	—
Derivatives	66	—	51	15
Short-term investments:
Corporate debt securities	1,539	—	1,539	—
Government and agency securities (1)	251	—	251	—
Total short-term investments	1,790	—	1,790	—
Long-term investments:
Corporate debt securities	1,317	—	1,317	—
Government and agency securities	141	—	141	—
Total long-term investments	1,458	—	1,458	—
Total financial assets	$7,470	$4,156	$3,299	$15

Liabilities:
Derivatives	$16	$—	$16	$—
(1)As of March 31, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $30 million of fixed-income investments with original maturities greater than three months when purchased, which are disclosed as “Short-term investments” in these notes to the condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels for the three months ended March 31, 2025.

Other financial instruments, including accounts receivable, funds receivable, accounts payable and funds payable, are carried at cost, which approximates their fair value due to the short-term nature of these instruments.

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

The following table presents a reconciliation of the opening to closing balance of the Adyen warrant measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

December 31, 2024
Opening balance at January 1, 2024	$364
Change in fair value	158
Exercise of options under warrant	(522)
Closing balance at December 31, 2024	$—
Refer to “Note 6 — Derivative Instruments” for further details on our derivative instruments.

Fair value measurement of equity investments

Our equity investment in Adevinta was accounted for under the fair value option and classified within Level 1 in the fair value hierarchy as the fair value was measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date. In the second quarter 2024, we sold our remaining stake in Adevinta.

Our equity investment in Gmarket was accounted for under the fair value option and classified within Level 3 in the fair value hierarchy as valuation of the investment reflected management’s estimate of assumptions that market participants would use in pricing the asset. In the fourth quarter of 2024, we sold our remaining stake in Gmarket.

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

December 31, 2024
Opening balance at January 1, 2024	$335
Change in fair value	(12)
Fair value of shares sold	(323)
Closing balance at December 31, 2024	$—

Certain other immaterial equity investments under the fair value option aggregating to $60 million as of March 31, 2025 and $54 million as of December 31, 2024 are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy.

Refer to “Note 5 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Supplemental Consolidated Financial Information

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

The following table presents allowance for doubtful accounts and authorized credits activity for the period indicated (in millions):

	December 31, 2024	Charged/Credited to Net Income	Charges Utilized/Write-offs	March 31, 2025
Allowance for doubtful accounts	$13	$6	$(2)	$17
Allowance for authorized credits	$24	$2	$—	$26

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the three months ended March 31, 2025 that was included in the deferred revenue balance at the beginning of the period was $25 million. The amount of revenue recognized for the three months ended March 31, 2024 that was included in the deferred revenue balance at the beginning of the period was $28 million.

Customer accounts and funds receivable

	March 31, 2025	December 31, 2024
	(In millions)
Customer accounts (1)	$997	$763
Funds receivable	290	199
Customer accounts and funds receivable	$1,287	$962
(1)As of March 31, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $30 million of fixed-income investments with original maturities greater than three months when purchased, which are disclosed as “Short-term investments” in these notes to the condensed consolidated financial statements.

Other current assets

	March 31, 2025	December 31, 2024
	(In millions)
Restricted cash	$156	$88
Prepaid expenses	139	136
Income and other tax receivable	115	115
Accounts receivable, net	108	108
Short-term derivative assets	40	68
Other	236	200
Other current assets	$794	$715

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	March 31, 2025	December 31, 2024
	(In millions)
Accrued sales and use tax and VAT	$542	$515
Compensation and related benefits	382	498
Accrued marketing expenses	241	222
Other current tax liabilities	176	173
Operating lease liabilities	131	118
Transaction loss reserve	103	118
Accrued general and administrative expenses	71	68
Accrued interest expense	69	45
Deferred revenue	40	32
Other	462	395
Accrued expenses and other current liabilities	$2,217	$2,184

Loss on equity investments and warrant, net

	Three Months Ended March 31,
	2025	2024
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$—	$(234)
Unrealized change in fair value of equity investment in Gmarket	—	(6)
Change in fair value of warrant	—	149
Loss on other investments	(2)	(6)
Total loss on equity investments and warrant, net	$(2)	$(97)

Interest income and other, net

	Three Months Ended March 31,
	2025	2024
	(In millions)
Interest income	$77	$61
Foreign exchange and other	4	7
Total interest income and other, net	$81	$68

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	March 31, 2025	Effective Interest Rate	December 31, 2024	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2025	1.900%	$—	—%	$800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		6,200		7,000
Unamortized discount and debt issuance costs		(24)		(23)
Less: Current portion of long-term debt		(425)		(1,225)
Total long-term debt		5,751		5,752

Short-Term Debt
Current portion of long-term debt		425		1,225
Commercial paper		575		450
Unamortized discount and debt issuance costs		(6)		(2)
Total short-term debt		994		1,673
Total Debt		$6,745		$7,425
Senior Notes

In March 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 on the date of maturity. Cash paid related to the repayment was classified as a financing activity in our condensed consolidated statement of cash flows.

In August 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity.

We may redeem some or all of the notes of each series at any time and from time to time prior to their maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

If a change of control triggering event (as defined in the applicable series of notes) occurs with respect to the 5.900% notes due 2025, the 1.400% notes due 2026, the 3.600% notes due 2027, the 5.950% notes due 2027, the 2.700% notes due 2030, the 2.600% notes due 2031, the 6.300% notes due 2032, the 4.000% notes due 2042, or the 3.650% notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was $57 million for the three months ended March 31, 2025 compared to $65 million during the same period in 2024. As of March 31, 2025 and December 31, 2024, the estimated fair value of these senior notes, using Level 2 inputs, was $5.6 billion and $6.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the three months ended March 31, 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $575 million aggregate principal amount of commercial paper notes, of which $360 million aggregate principal amount had original maturities less than 90 days and $215 million aggregate principal amount had original maturities greater than 90 days. As of March 31, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.61% per annum and a weighted average remaining term of 73 days. As of December 31, 2024, we had $450 million aggregate principal amount commercial paper notes outstanding. Cash proceeds related to the issuance of commercial paper and cash used to repay commercial paper were classified as financing activities in our condensed consolidated statement of cash flows.

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

As of March 31, 2025, no borrowings were outstanding under our $2.0 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of March 31, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.4 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the three months ended March 31, 2025.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On September 27, 2023, the U.S. Department of Justice (the “DOJ”), on behalf of the Environmental Protection Agency (collectively, the “Government”), filed a civil complaint in the United States District Court for the Eastern District of New York (the “District Court”) alleging that we are liable for the sale of regulated or illicit products manufactured and sold by third parties who listed such products on the Marketplace platforms in a manner that evaded and/or was designed to evade detection in violation of the Clean Air Act, Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act. On September 30, 2024, the District Court issued an order dismissing the Government’s claims in their entirety. During the third quarter of 2024, we released amounts previously accrued for estimated losses in connection with the Government’s claims, for which we previously believed a loss was probable. On November 26, 2024, the Government filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), seeking review of the District Court’s decision. On April 24, 2025, the Government filed a motion to voluntarily dismiss its appeal of the District Court’s decision. On April 25, 2025, the Second Circuit granted the Government’s motion and the appeal was dismissed.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts accrued for legal and regulatory proceedings for which we believe a loss is probable were not material as of March 31, 2025 and December 31, 2024. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

In addition, we have entered into indemnification agreements with each of our directors and executive officers and with certain other officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application programming interface license agreements. Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to intellectual property infringement, including to our trademarks, logos and proprietary software, and other branding elements, such as domain names, to the extent that such are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for gross negligence, willful misconduct, fraud and breach of representations, warranties and applicable law. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recognized in our condensed consolidated statement of income in connection with our indemnification provisions have not been material, either individually or collectively.

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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2025				$3,298
Repurchase of shares of common stock	9	$66.62	$625	(625)
Balance as of March 31, 2025				$2,673
(1)These repurchased shares of common stock were recognized as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions and excise tax accruals.

Dividends

During the three months ended March 31, 2025, we paid a total of $134 million in cash dividends compared to $139 million paid during the same period in 2024. In April 2025, our Board of Directors (our “Board”) declared a cash dividend of $0.29 per share of common stock to be paid on June 13, 2025 to stockholders of record as of May 30, 2025.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2025	21
Awarded	1
Vested	(3)
Outstanding as of March 31, 2025	19

The weighted average grant date fair value for RSUs awarded for the three months ended March 31, 2025 was $64.00 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Cost of net revenues	$13	$13
Sales and marketing	20	23
Product development	65	64
General and administrative	38	46
Total stock-based compensation expense	$136	$146
Capitalized in product development	$5	$5

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

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. As of March 31, 2025 and December 31, 2024, $292 million of our liability for deemed repatriation of foreign earnings was included in “Income taxes payable” in our condensed consolidated balance sheet. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206
Other comprehensive income (loss) before reclassifications	(49)	8	25	10	(6)
Less: Amount of gain (loss) reclassified from AOCI	10	—	—	(2)	8
Net current period other comprehensive income (loss)	(59)	8	25	12	(14)
Balance as of March 31, 2025	$16	$1	$155	$20	$192

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	14	8	(37)	(5)	(20)
Less: Amount of gain (loss) reclassified from AOCI	(8)	—	—	2	(6)
Net current period other comprehensive income (loss)	22	8	(37)	(7)	(14)
Balance as of March 31, 2024	$9	$(37)	$169	$30	$171

The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2025	2024
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$8	$(10)
Interest rate contracts	Interest income and other, net	2	2
	Income from continuing operations before income taxes	10	(8)
	Income tax provision	(2)	2

Total reclassifications for the period	Net income	$8	$(6)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Restructuring

The following table summarizes restructuring reserve activity for the period indicated (in millions):

	Three Months Ended March 31,
	2025	2024
Accrued liability, beginning of period	$10	$102
Payments	(3)	(36)
Adjustments	—	(9)
Accrued liability, end of period	$7	$57

During the fourth quarter of 2023, management approved plans to drive operational improvement that included the reduction of workforce that resulted in a pre-tax charge of $99 million. The reduction was substantially completed in the second quarter of 2024.

For the three months ended March 31, 2024, the adjustments to restructuring charges are recognized in “General and administrative” expenses in our condensed consolidated statement of income.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes included in this report. This section of this Form 10-Q generally discusses items relating to the three-month periods ended March 31, 2025 and 2024 and comparisons between the respective periods.

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

Gross Merchandise Volume (“GMV”) grew during the first quarter of 2025 as we executed on our strategy across Focus Categories, country-specific investments, and horizontal initiatives. GMV growth was partially offset by pressure in discretionary spending across most of our largest markets primarily resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates, and lower consumer confidence.

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

Quarter Highlights

Net revenues increased 1% to $2,585 million for the three months ended March 31, 2025 compared to $2,556 million during the same period in 2024. Operating margin decreased to 23.8% compared to 24.7% during the same period in 2024.

We generated cash flow from continuing operating activities of $787 million for the three months ended March 31, 2025 compared to $615 million in the same period in 2024.

We repurchased $625 million of common stock and paid $134 million in cash dividends.

In January 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity, and in March 2025, we issued $575 million of commercial paper notes.

In March 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 on the date of maturity.

In April 2025, our Board of Directors (our “Board”) declared a quarterly cash dividend of $0.29 per share of common stock to be paid on June 13, 2025 to stockholders of record as of May 30, 2025.

RESULTS OF OPERATIONS

We have one reportable segment, which reflects how our chief operating decision maker (“CODM”), our President and Chief Executive Officer, reviews and assesses performance of the business. This reportable segment includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps. The accounting policies of this segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Marketplace revenues (1)	$2,143	$2,172	(1)%
Advertising revenues (1)	442	384	15%
Net revenues	$2,585	$2,556	1%
(1)Beginning January 1, 2025, we began classifying certain immaterial revenues previously reported as Marketplace revenues as Advertising revenues. Amounts reported for the three months ended March 31, 2025 reflect this updated basis of presentation. Under this updated basis of presentation, Marketplace and Advertising revenues for the three months ended March 31, 2024 would have been $2,160 million and $396 million, respectively.

Seasonality

We expect volume on our Marketplace platforms to trend with general consumer buying patterns. Seasonal trends in net revenues have been influenced by macroeconomic conditions, foreign exchange rate fluctuations, as well as the introduction and scaling of new products and initiatives. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%
2025
Net revenues	$2,585	$—	$—	$—
% change from prior quarter	—%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
United States	$1,346	$1,302	3%
Percentage of net revenues	52%	51%

International	1,239	1,254	(1)%
Percentage of net revenues	48%	49%

Net revenues (1)(2)	$2,585	$2,556	1%
(1)Net revenues included $8 million of hedging gains for the three months ended March 31, 2025 compared to $10 million of hedging losses during the same period in 2024.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $21 million for the three months ended March 31, 2025 compared to a favorable impact of $14 million during the same period in 2024. The effect of foreign currency exchange rate movements for the three months ended March 31, 2025 compared to the same period in 2024 was primarily attributable to the strengthening of the U.S. dollar against the euro and other major currencies.

Our Marketplace platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results as we have experienced and may continue to experience elevated foreign currency volatility in the future, including as a result of tariffs and related global trade announcements. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant movements. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I — Item 1A: Risk Factors” of the 2024 Form 10-K.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2025			2024	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net Revenues	$2,585	$(21)	$2,606	$2,556	1%	2%

GMV	$18,753	$(239)	$18,992	$18,623	1%	2%

Take rate	13.78%			13.72%	0.06%
(1)Net revenues included $8 million of hedging gains for the three months ended March 31, 2025 compared to $10 million of hedging losses during the same period in 2024.

The increase in net revenues for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to higher GMV and the expansion of promoted listings products, partially offset by changes to fee structure in certain markets.

GMV grew for the three months ended March 31, 2025 compared to the same period in 2024 as we executed on our strategy across Focus Categories, country-specific investments, and horizontal initiatives. GMV growth was partially offset by pressure in discretionary spending across most of our largest markets primarily resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates, and lower consumer confidence.

Focus Categories GMV grew in aggregate, faster than the remainder of our marketplace, primarily driven by Trading Cards, Motors Parts & Accessories (“P&A”), Luxury goods, Refurbished, and Apparel. In the United States, our strategic investments and partnerships in Collectibles, including Trading Cards, resulted in improved conversion and was a key contributor to growth. In the United Kingdom and Germany, we continued to experience challenging macroeconomic conditions and lower consumer confidence, with offsetting growth in P&A and consumer-to-consumer volume. Cross-border trade was a key driver of International GMV growth, led by exports from Greater China and Japan into our major markets. Cross-border trade was also a significant contributor to growth in Focus Categories, particularly P&A.

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

	Three Months Ended March 31,
	2025	2024	% Change
Cost of net revenues (1)(2)	$723	$700	3%
Percentage of net revenues	28%	27%
(1)Cost of net revenues were net of immaterial hedging activity for the three months ended March 31, 2025 and 2024, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $5 million on cost of net revenues for the three months ended March 31, 2025 compared to an unfavorable impact of $3 million during the same period in 2024.

The increase in cost of net revenues for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an $18 million increase in depreciation expense due to the prior year benefit related to the change in useful lives of our servers and networking equipment and a $14 million increase in cost of promoted listings products, partially offset by a $10 million decrease in payment processing costs driven by rate improvements.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Sales and marketing	$536	$541	(1)%
Percentage of net revenues	21%	21%
Product development	362	351	3%
Percentage of net revenues	14%	14%
General and administrative	261	238	10%
Percentage of net revenues	10%	9%
Provision for transaction losses	81	91	(11)%
Percentage of net revenues	3%	4%
Amortization of acquired intangible assets	6	4	46%
Total operating expenses (1)	$1,246	$1,225	2%
(1)Foreign currency movements relative to the U.S. dollar had a favorable impact of $12 million on operating expenses for the three months ended March 31, 2025 compared to an unfavorable impact of $4 million during the same period in 2024.

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

The decrease in sales and marketing expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to the favorable impact of foreign currency movements.

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

The increase in product development expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to an increase in employee-related costs as we continue to invest in strategic areas such Artificial Intelligence (“AI”) to make our marketplace more efficient and intuitive.

Capitalized internal use and platform development costs were $28 million for the three months ended March 31, 2025 compared to $29 million during the same period in 2024. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to various individually immaterial items, including restructuring and legal accrual releases during the first quarter of 2024 and increased donations to the eBay foundation.

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

The decrease in provision for transaction losses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to favorable fluctuations in buyer and seller fraud and recovery rates.

Loss on equity investments and warrant, net

Loss on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta ASA (“Adevinta”) and Gmarket Global LLC (“Gmarket”), and gains and losses due to changes in fair value of the warrant received from Adyen N.V. (“Adyen”). The following table presents Loss on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024	% Change
Unrealized change in fair value of equity investment in Adevinta	$—	$(234)	**
Unrealized change in fair value of equity investment in Gmarket	—	(6)	**
Change in fair value of warrant	—	149	**
Loss on other investments	(2)	(6)	(67)%
Total loss on equity investments and warrant, net	$(2)	$(97)	(98)%
Percentage of net revenues	0%	(4)%
** Not meaningful

The change in Loss on equity investments and warrant, net for the three months ended March 31, 2025 compared to the same period in 2024 was primarily driven by the changes in fair value of our equity investments and the warrant. Refer to “Note 5 — Investments” for further details about our equity investments and “Note 6 — Derivative Instruments” for further details about the warrant.

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

	Three Months Ended March 31,
	2025	2024	% Change
Interest expense	$(61)	$(66)	(8)%
Percentage of net revenues	(2)%	(3)%

Interest income	$77	$61	26%
Foreign exchange and other	4	7	(43)%
Total interest income and other, net	$81	$68	19%
Percentage of net revenues	3%	3%

Interest expense decreased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a lower average notional amount of outstanding debt.

Interest income increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to a higher average notional amount of fixed-income investments.

Income Tax Provision

The following table presents provision for income taxes and the effective tax rate for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2025	2024
Income tax provision	$129	$97
Effective tax rate	20.4%	18.1%

The increase in our effective tax rate for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a California court ruling related to apportionment of dividends during the first quarter of 2024, partially offset by an increase of excess benefits on stock-based compensation.

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

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$787	$615
Continuing investing activities	1,312	250
Continuing financing activities	(1,248)	(686)
Effect of exchange rates on cash, cash equivalents and restricted cash	19	(11)
Net increase in cash, cash equivalents and restricted cash	$870	$168

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our Marketplace platforms offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $787 million for the three months ended March 31, 2025 compared $615 million for the three months ended March 31, 2024 was primarily attributable to working capital movements.

Continuing Investing Activities

Cash provided by continuing investing activities of $1.3 billion for the three months ended March 31, 2025 was primarily attributable to proceeds of $4.6 billion from the maturities of investments, partially offset by cash paid for investments of $3.0 billion and property and equipment of $143 million.

Continuing Financing Activities

Cash used in continuing financing activities of $1.2 billion for the three months ended March 31, 2025 was primarily attributable to the repayment of the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025, $615 million paid to repurchase common stock, the $441 million repayment of commercial paper, and $134 million paid in cash dividends, partially offset by proceeds of $568 million from the issuance of commercial paper.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash for the three months ended March 31, 2025 compared to the 2024 was due to the weakening of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of March 31, 2025 and December 31, 2024, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $6.2 billion and $7.2 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $997 million and $763 million, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” in our condensed consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $158 million and $90 million, respectively. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

Geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates, increased tariff rates and unpredictable global trade policy developments and global economic uncertainty have caused material disruptions in both the United States and international financial markets and economies and are uncertain in duration. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

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

Senior Notes

In March 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 on the date of maturity.

As of March 31, 2025, we had fixed-rate senior notes outstanding with an aggregate principal amount of $6.2 billion, with $425 million payable within 12 months. The net proceeds from the issuances of these senior notes are used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and possible acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the three months ended March 31, 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $575 million aggregate principal amount of commercial paper notes, of which, $360 million aggregate principal amount had original maturities less than 90 days and $215 million aggregate principal amount had original maturities greater than 90 days. As of March 31, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.61% per annum, and a weighted average remaining term of 73 days.

Credit Agreement

We have a credit agreement that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 9 — Debt” to the condensed consolidated financial statements included in this report. As of March 31, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.4 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

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

As of March 31, 2025, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $1.9 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

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

For the three months ended March 31, 2025, we repurchased $625 million of our common stock under our stock repurchase program. As of March 31, 2025, a total of $2.7 billion remained available for future repurchases of our common stock. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

During the three months ended March 31, 2025, we paid a total of $134 million in cash dividends compared to $139 million paid during the same period in 2024. In April 2025, our Board declared a cash dividend of $0.29 per share of common stock to be paid on June 13, 2025 to stockholders of record as of May 30, 2025.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of March 31, 2025, approximately 47% of our total cash and investments were held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2025, the balance of our corporate debt and government bond securities was $3.2 billion, which represented approximately 38% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $35 million and $49 million as of March 31, 2025 and December 31, 2024, respectively.

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

Equity Price Risk

Equity investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of “Interest income and other, net,” our share of the net income or loss of the equity investments accounted for under the equity method of accounting, and as a component of “Loss on equity investments and warrant, net,” the change in fair value of the equity investments accounted for under the fair value option. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in “Loss on equity investments and warrant, net.”

As of March 31, 2025, our equity investments totaled $1.1 billion, which represented approximately 13% of our total cash and investments.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations in our reported condensed consolidated statement of cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 6 — Derivative Instruments” to our condensed consolidated financial statements included in this report.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2025. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset (Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$23	$(110)
Foreign exchange contracts - Not designated for hedge accounting	$9	$(72)

Since our risk management programs are highly effective, the potential loss in value described above would be largely offset by changes in the value of the underlying exposure.

We also use foreign exchange contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. These contracts reduce, but do not entirely eliminate, the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recognized in “Interest income and other, net,” which are offset by the gains and losses on the foreign exchange contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an immaterial adverse impact on income before income taxes as of March 31, 2025.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A:    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, not limited to, those described in “Part I — Item 1A: Risk Factors” in the 2024 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in the 2024 Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity for the three months ended March 31, 2025 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 31, 2025	3,275,414	$65.29	3,275,414	$3,084,627,085
February 28, 2025	2,979,994	$68.17	2,979,994	$2,881,472,809
March 31, 2025	3,125,620	$66.55	3,125,620	$2,673,472,809
	9,381,028		9,381,028
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
For the three months ended March 31, 2025, we repurchased $625 million of our common stock under our stock repurchase program. As of March 31, 2025, a total of $2.7 billion remained available for future repurchases of our common stock.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

On March 7, 2025, Jamie Iannone, our President and Chief Executive Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until February 11, 2026, subject to customary exceptions. His 10b5-1 Plan provides for potential sales from time to time of a portion of his shares of eBay common stock, up to a maximum of 130,000 shares in the aggregate.

On March 7, 2025, Cornelius Boone, our Senior Vice President, Chief People Officer, adopted a 10b5-1 Plan that is designed to be in effect until September 30, 2025, subject to customary exceptions. His 10b5-1 Plan provides for potential sales from time to time of a portion of his shares of eBay common stock, including shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Boone’s 10b5-1 Plan, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Boone’s 10b5-1 Plan is 7,969.

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

10.01+	X	Offer Letter dated April 28, 2025 between Registrant and Peggy Alford.
10.02+	X	Offer Letter dated April 30, 2025 between Registrant and Jordan Sweetnam.
10.03+	X	Offer Letter dated April 30, 2025 between Registrant and Mazen Rawashdeh.
10.04+	X	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan.
10.05+	X
Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer and Director
Date:	May 1, 2025
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	May 1, 2025
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	May 1, 2025