Form 10-Q/A
period 2025-03-31
EBAY INC
filed 2025-05-09
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A is being filed for the sole purpose of providing a conformed signature on Exhibit 31.02 inadvertently omitted from our Quarterly Report on Form 10-Q for the period ended March 31, 2025, as filed with the Securities and Exchange Commission on May 1, 2025. No other changes have been made to our Quarterly Report on Form 10-Q. As required by applicable SEC regulations, Exhibits 31.01, 31.02, 32.01 and 32.02 are being re-filed with this amendment.

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

10.01+
Offer Letter dated April 28, 2025 between Registrant and Peggy Alford (filed as Exhibit 10.01 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.02+
Offer Letter dated April 30, 2025 between Registrant and Jordan Sweetnam (filed as Exhibit 10.02 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.03+
Offer Letter dated April 30, 2025 between Registrant and Mazen Rawashdeh (filed as Exhibit 10.03 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.04+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan (filed as Exhibit 10.04 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.05+
Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan (filed as Exhibit 10.05 to Registrant's Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer and Director
Date:	May 9, 2025
Principal Financial Officer:

		By:	/s/ Steve Priest
Steve Priest
Chief Financial Officer
Date:	May 9, 2025
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	May 9, 2025