Form 10-K/A
period 2024-12-31
EBAY INC
filed 2025-05-30
CIK 1065088

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
461 million shares of common stock issued and outstanding as of May 26, 2025.

Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	San Jose, California	Auditor Firm ID:	238

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Part IV, Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 of eBay Inc. (the “Company”), as filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “Form 10-K”). The purpose of this Amendment is to provide financial statements for Adevinta ASA (“Adevinta”), pursuant to Rule 3-09 of Regulation S-X as of and for the interim period ended March 31, 2024 (unaudited), as of and for the year ended December 31, 2023 (audited), and for the year ended December 31, 2022 (unaudited). During and as of each period covered by such financial statements, eBay’s investment in Adevinta was accounted for by eBay pursuant to the equity method. In accordance with Rule 3-09(b)(1), Adevinta’s financial statements are being filed herewith as Exhibits 99.01 and 99.02 within six months after the end of Adevinta’s fiscal year. In addition, the Company is filing the consent of the independent auditors of Adevinta as Exhibit 23.02 and new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.03, 31.04, 32.03 and 32.04, respectively, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.

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
The financial statements of Adevinta required by Rule 3-09 of Regulation S-X are provided as Exhibits 99.01 and 99.02 to this Amendment. The report of Ernst & Young AS (Oslo, Norway) (PCAOB ID: 1572) is included within Exhibit 99.02 to this Amendment.

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

c.Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons.

Adevinta was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 31, 2023 (though not for the fiscal years ended December 31, 2022 or 2024). As such, pursuant to Rule 3-09 of Regulation S-X, separate financial statements of Adevinta for the fiscal years ended December 31, 2023 and 2022 and for the interim period ended March 31, 2024 (during and as of which periods eBay’s investment in Adevinta was accounted for by eBay pursuant to the equity method) are required to be filed by amendment to this Annual Report on Form 10-K within six months of Adevinta’s fiscal year end. Accordingly, financial statements of Adevinta as of and for the interim period ended March 31, 2024 (unaudited), as of and for the year ended December 31, 2023 (audited) and for the year ended December 31, 2022 (unaudited) are provided as Exhibits 99.01 and 99.02 to this Amendment, respectively.

INDEX TO EXHIBITS

No.	Exhibit Description	Filed or Furnished with this 10-K/A	Incorporated by Reference
			Form	File No.	Date Filed

23.02	Consent of Ernst & Young AS related to Exhibit 99.02.	X

31.03	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated May 30, 2025.	X

31.04	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002, dated May 30, 2025.	X

32.03	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated May 30, 2025.	X

32.04	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002, dated May 30, 2025.	X

99.01	Condensed consolidated interim financial statements of Adevinta ASA as of and for the period ended March 31, 2024 (unaudited).	X

99.02	Consolidated financial statements of Adevinta ASA for the years ended December 31, 2023 (audited), 2022 (unaudited) and 2021 (audited) and as of December 31, 2023 (audited) and 2022 (unaudited).		10-K/A	001-37713	5/29/2024

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2025.

eBay Inc.

By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer