Form 10-Q
period 2025-06-30
EBAY INC
filed 2025-07-31
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of July 25, 2025, there were 457 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions including, but not limited to, expectations, plans and intentions regarding our business strategies, focus categories, country-specific investments, horizontal initiatives, macroeconomic conditions, seasonal trends, the introduction and scaling of new products and initiatives, technology priorities, consumer confidence, demand and spending, geopolitical events, tariffs, cross-border trade and global trade policy, foreign exchange rate fluctuations and volatility, and inflationary pressure on our business and operations, as well as any trends relating to any of the foregoing. You can generally identify these forward-looking statements by words such as “ability,” “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “impact,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “probable,” “pursue,” “remain,” “seek,” “should,” “strategy,” “strive,” “target,” “value,” “will,” “would” and other similar expressions or variations. Our forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

•fluctuations in, and our ability to predict, our results of operations and cash flows;
•our ability to convert visits into sales for our sellers, attract and retain sellers and buyers, and execute on our business strategy;
•our ability to compete in the markets in which we participate;
•our ability to generate revenue from our foreign operations and expand in international markets;
•the impact of inflationary pressure, changing tariff policy and global regulations, the overall uncertainty surrounding international trade relations, fluctuations in foreign currency exchange rates, elevated interest rates, geopolitical events such as the ongoing wars in Ukraine and in the Middle East, terrorist activities, and public health events;
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
•the impact of evolving sales and other tax regimes in various jurisdictions, including the United States, and anticipated tax liabilities; and
•the success of our recent and potential acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments.

A more complete description of these risks and uncertainties is included in “Part I — Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). The information in this Form 10-Q is based upon the events and circumstances known as of the date of this Form 10-Q, and any forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2025	December 31, 2024
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,070	$2,433
Short-term investments	1,680	3,457
Customer accounts and funds receivable	1,371	962
Other current assets	798	715
Total current assets	5,919	7,567
Long-term investments	2,520	2,439
Property and equipment, net	1,333	1,263
Goodwill	4,386	4,269
Operating lease right-of-use assets	398	427
Deferred tax assets	2,900	2,936
Other assets	505	464
Total assets	$17,961	$19,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,746	$1,673
Accounts payable	336	257
Customer accounts and funds payable	1,445	1,018
Accrued expenses and other current liabilities	2,288	2,184
Income taxes payable	125	966
Total current liabilities	5,940	6,098
Operating lease liabilities	287	320
Deferred tax liabilities	1,296	1,405
Long-term debt	5,002	5,752
Other liabilities	687	632
Total liabilities	13,212	14,207
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 459 and 471 shares outstanding	2	2
Additional paid-in capital	18,558	18,289
Treasury stock at cost, 1,292 and 1,274 shares	(52,548)	(51,290)
Retained earnings	38,542	37,951
Accumulated other comprehensive income	195	206
Total stockholders’ equity	4,749	5,158
Total liabilities and stockholders’ equity	$17,961	$19,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,730	$2,572	$5,315	$5,128
Cost of net revenues	776	735	1,499	1,435
Gross profit	1,954	1,837	3,816	3,693
Operating expenses:
Sales and marketing	586	577	1,122	1,118
Product development	421	379	783	730
General and administrative	371	241	632	479
Provision for transaction losses	86	86	167	177
Amortization of acquired intangible assets	6	5	12	9
Total operating expenses	1,470	1,288	2,716	2,513
Income from operations	484	549	1,100	1,180
Interest and other:
Loss on equity investments and warrant, net	(4)	(222)	(6)	(319)
Interest expense	(62)	(65)	(123)	(131)
Interest income and other, net	59	66	140	134
Income from continuing operations before income taxes	477	328	1,111	864
Income tax provision	(108)	(102)	(237)	(199)
Income from continuing operations	369	226	874	665
Loss from discontinued operations, net of income taxes	(1)	(2)	(3)	(3)
Net income	$368	$224	$871	$662

Income per share - basic:
Continuing operations	$0.80	$0.45	$1.88	$1.31
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - basic	$0.80	$0.45	$1.87	$1.30

Income per share - diluted:
Continuing operations	$0.79	$0.45	$1.85	$1.30
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - diluted	$0.79	$0.45	$1.84	$1.29

Weighted-average shares:
Basic	461	503	465	509
Diluted	470	507	473	513

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
	(Unaudited)
Net income	$368	$224	$871	$662
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	39	(16)	64	(53)
Unrealized gains on investments, net	10	6	18	14
Tax expense on unrealized gains on investments, net	(2)	(1)	(4)	(4)
Unrealized gains (losses) on hedging activities, net	(55)	7	(114)	29
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	11	(2)	25	(6)
Other comprehensive income (loss), net of tax	3	(6)	(11)	(20)
Comprehensive income	$371	$218	$860	$642

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	18,362	17,891	18,289	17,792
Common stock and stock-based awards issued	93	53	93	53
Stock-based compensation	167	155	304	301
Tax withholdings related to net share settlements of restricted stock units and awards	(68)	(45)	(137)	(96)
Other	4	4	9	8
Balance, end of period	18,558	18,058	18,558	18,058
Treasury stock at cost:
Balance, beginning of period	(51,920)	(48,617)	(51,290)	(48,114)
Common stock repurchased	(628)	(1,009)	(1,258)	(1,512)
Balance, end of period	(52,548)	(49,626)	(52,548)	(49,626)
Retained earnings:
Balance, beginning of period	38,314	36,826	37,951	36,531
Net income	368	224	871	662
Dividends and dividend equivalents declared	(140)	(140)	(280)	(283)
Balance, end of period	38,542	36,910	38,542	36,910
Accumulated other comprehensive income:
Balance, beginning of period	192	171	206	185
Foreign currency translation adjustment	39	(16)	64	(53)
Change in unrealized gains on investments	10	6	18	14
Change in unrealized gains (losses) on derivative instruments	(55)	7	(114)	29
Tax benefit (provision) on above items	9	(3)	21	(10)
Balance, end of period	195	165	195	165
Total stockholders’ equity	$4,749	$5,509	$4,749	$5,509

Dividends and dividend equivalents declared per share or restricted stock unit	$0.29	$0.27	$0.58	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$871	$662
Loss from discontinued operations, net of income taxes	3	3
Adjustments:
Provision for transaction losses	167	177
Depreciation and amortization	186	153
Stock-based compensation	301	300
Deferred income taxes	(56)	(523)
Change in fair value of warrant	—	25
Change in fair value of equity investment in Adevinta	—	156
Loss (gain) on investments and other, net	(3)	138
Changes in assets and liabilities, net of acquisition effects	(989)	(109)
Net cash provided by operating activities	480	982
Cash flows from investing activities:
Purchases of property and equipment	(277)	(232)
Purchases of investments	(5,007)	(7,913)
Maturities of investments	6,530	6,699
Proceeds from sale of shares in Adevinta	—	2,417
Shareholder distribution from equity investment	225	—
Acquisitions and other	(92)	(69)
Net cash provided by investing activities	1,379	902
Cash flows from financing activities:
Proceeds from issuance of common stock	93	55
Repurchases of common stock	(1,239)	(1,483)
Payments for taxes related to net share settlements of restricted stock units and awards	(137)	(96)
Payments for dividends	(268)	(274)
Repayment of senior notes	(800)	—
Proceeds from issuance of commercial paper	943	—
Repayment of commercial paper	(818)	—
Net funds receivable and payable activity	288	7
Other	(26)	(14)
Net cash used in financing activities	(1,964)	(1,805)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	50	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	(55)	62
Cash, cash equivalents and restricted cash at beginning of period	3,286	2,493
Cash, cash equivalents and restricted cash at end of period	$3,231	$2,555

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Six Months Ended June 30,
	2025	2024
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures:
Cash paid for:
Interest	$132	$131
Income taxes	$1,120	$438

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	June 30,
	2025	2024
	(In millions)
	(Unaudited)
Cash and cash equivalents	$2,070	$1,963
Customer accounts (including restricted cash of $365 and $122, respectively) (1)	1,007	478
Restricted cash included in other current assets	152	112
Restricted cash included in other assets	2	2
Cash, cash equivalents and restricted cash	$3,231	$2,555
(1)As of June 30, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $26 million of fixed-income investments with original maturities greater than three months when purchased that are excluded from “Cash, cash equivalents and restricted cash.”

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

Certain immaterial prior period balances as of June 30, 2024 were reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Income from continuing operations	$369	$226	$874	$665
Loss from discontinued operations, net of income taxes	(1)	(2)	(3)	(3)
Net income	$368	$224	$871	$662
Denominator:
Weighted average shares of common stock - basic	461	503	465	509
Dilutive effect of equity incentive awards	9	4	8	4
Weighted average shares of common stock - diluted	470	507	473	513

Income per share - basic:
Continuing operations	$0.80	$0.45	$1.88	$1.31
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - basic	$0.80	$0.45	$1.87	$1.30
Income per share - diluted:
Continuing operations	$0.79	$0.45	$1.85	$1.30
Discontinued operations	—	—	(0.01)	(0.01)
Net income per share - diluted	$0.79	$0.45	$1.84	$1.29
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	13	—	15

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2024	Goodwill Acquired	Adjustments	June 30, 2025
Goodwill	$4,269	$72	$45	$4,386

Goodwill acquired during the six months ended June 30, 2025 relates to the acquisition of Caramel, an end-to-end online automotive transaction solution provider. The measurement period relating to the acquisition of Caramel ends in February 2026. The adjustments to goodwill for the six months ended June 30, 2025 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within “Other assets” in our condensed consolidated balance sheets. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	June 30, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$258	$(215)	$43	7	$246	$(200)	$46	8
Marketing related	103	(67)	36	7	101	(63)	38	7
Developed technologies	270	(219)	51	4	239	(205)	34	4
All other	158	(157)	1	3	158	(157)	1	3
Total	$789	$(658)	$131		$744	$(625)	$119

Amortization expense for intangible assets was $13 million and $25 million for the three and six months ended June 30, 2025, respectively, compared to $9 million and $17 million, respectively, during the same periods in 2024.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

June 30, 2025
Remaining 2025	$25
2026	42
2027	37
2028	9
2029	7
Thereafter	11
Total	$131

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

Net Revenues

The following table summarizes net revenues by activity for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Marketplace revenues	$2,248	$2,174	$4,391	$4,346
Advertising revenues	482	398	924	782
Total net revenues	$2,730	$2,572	$5,315	$5,128

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the customer is located.

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$1,397	$1,293	$2,743	$2,595
United Kingdom	381	392	712	782
China	314	291	611	566
Germany	253	247	483	489
Rest of world	385	349	766	696
Total net revenues	$2,730	$2,572	$5,315	$5,128

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	June 30, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$1,497	$—	$—	$1,497
Government and agency securities (1)	210	—	(1)	209
	$1,707	$—	$(1)	$1,706
Long-term investments:
Corporate debt securities	$1,442	$14	$—	$1,456
Government and agency securities	154	—	(2)	152
	$1,596	$14	$(2)	$1,608
(1)As of June 30, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $26 million of fixed-income investments with original maturities greater than three months when purchased, which are disclosed as “Short-term investments” in these notes to the condensed consolidated financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recognized through “Interest income and other, net” for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recognized through an allowance for credit losses is recognized in our condensed consolidated statement of comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of June 30, 2025 or December 31, 2024.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $1,506 million and unrealized losses of $1 million as of June 30, 2025 compared to an estimated fair value of $1,665 million and unrealized losses of $4 million as of December 31, 2024. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $238 million and unrealized losses of $2 million as of June 30, 2025 compared to an estimated fair value of $361 million and unrealized losses of $8 million as of December 31, 2024. Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

June 30, 2025
One year or less	$1,706
One year through two years	529
Two years through three years	566
Three years through four years	305
Four years through five years	173
Thereafter	35
Total	$3,314

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Equity investments without readily determinable fair values	Long-term investments	$797	$1,011
Equity investments under the equity method of accounting	Long-term investments	65	65
Equity investments under the fair value option	Long-term investments	50	54
Total equity investments		$912	$1,130

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

Concurrently, we granted Aurelia UK Feederco Limited, the buyer of our previously owned Adevinta shares, a six-month option to purchase a portion of our Aurelia shares (the “Aurelia Option”) valued at $109 million as of June 30, 2024. In the fourth quarter of 2024, the Aurelia Option was exercised, upon which we sold 97 million shares in Aurelia in exchange for $1.0 billion in cash. The remaining investment represented 8.3% of the outstanding equity of Aurelia.

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

In the second quarter of 2025, we received a $225 million cash distribution related to our equity investment in Aurelia. The distribution represents a return of capital based on the nature of the transaction and terms of Aurelia’s shareholder agreement to which we are party. The distribution resulted in a $214 million reduction to the carrying value of the investment in our condensed consolidated balance sheet and a foreign exchange gain of $11 million recognized in “Interest income and other, net” in our condensed consolidated statement of income. Cash received from the distribution was classified as an investing activity in our condensed consolidated statement of cash flows.

The recapitalization and the shareholder distribution did not impact our ownership as we continue to own approximately 8.3% of the outstanding preferred and common shares of Aurelia as of June 30, 2025.

The carrying value of our remaining investment in Aurelia was $653 million and $867 million as of June 30, 2025 and December 31, 2024, respectively.

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

For the three months ended June 30, 2024, a realized gain of $84 million was recognized in “Loss on equity investments and warrant, net” in our condensed consolidated statement of income related to the sale of Adevinta shares. For the six months ended June 30, 2024, unrealized losses of $234 million and a realized gain of $78 million were recognized in “Loss on equity investments and warrant, net” in our condensed consolidated statement of income related to the change in fair value and sale of Adevinta shares, respectively.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other equity investments without readily determinable fair values

Certain other individually immaterial equity investments aggregating to $144 million as of both June 30, 2025 and December 31, 2024 are accounted for under the measurement alternative. The change in value of our other equity investments without readily determinable fair values for each of the three and six-month periods ended June 30, 2025 and 2024 was immaterial both individually and in the aggregate.

Equity investments under the equity method of accounting

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our condensed consolidated statement of income includes, as a component of “Interest income and other, net,” our share of the net income or loss of the investee. Equity method investments are presented within “Long-term investments” in our condensed consolidated balance sheet. Our share of the net income or loss of equity method investments for the three and six-month periods ended June 30, 2025 and 2024 was immaterial both individually and in the aggregate.

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

For the three and six months ended June 30, 2024, unrealized losses of $22 million and $28 million, respectively, were recognized in “Loss on equity investments and warrant, net” in our condensed consolidated statement of income related to the change in fair value of the investment in Gmarket.

Other investments under the fair value option

Certain other individually immaterial equity investments aggregating to $50 million as of June 30, 2025 and $54 million as of December 31, 2024 are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments for the three and six months ended June 30, 2025 and 2024 as presented within “Loss on equity investments and warrant, net” for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity investments	$(4)	$61	$(6)	$(185)
Less: Net gains recognized on equity investments sold during the period	—	84	2	78
Total unrealized losses on equity investments held, end of period	$(4)	$(23)	$(8)	$(263)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2025, we have estimated that $65 million of net derivative losses related to our foreign exchange cash flow hedges and $8 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2025	December 31, 2024
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$8	$41
Foreign exchange contracts not designated as hedging instruments	Other current assets	38	20
Interest rate contracts designated as cash flow hedges	Other current assets	—	7
Foreign exchange contracts designated as cash flow hedges	Other assets	8	14
Other	Other assets	15	15
Total derivative assets		$69	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$27	$—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	18	18
Interest rate contracts designated as cash flow hedges	Other current liabilities	3	—
Total derivative liabilities		$48	$18

Total fair value of derivative instruments		$21	$79

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. As of June 30, 2025, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $28 million, resulting in net derivative assets of $26 million and net derivative liabilities of $17 million. As of June 30, 2025, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of June 30, 2025 and December 31, 2024, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2024	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain Reclassified From AOCI to Earnings	June 30, 2025
Foreign exchange contracts designated as cash flow hedges	$25	$(105)	$2	$(82)
Interest rate contracts designated as cash flow hedges	50	(3)	4	43
Total	$75	$(108)	$6	$(39)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Amount of Gain Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$13	$(20)	$(31)
Interest rate contracts designated as cash flow hedges	51	—	4	47
Total	$(13)	$13	$(16)	$16

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) gain from foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(6)	$(10)	$2	$(20)
(Loss) gain from foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	(6)	12	(5)	20
Total (loss) gain recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(12)	$2	$(3)	$—

The following table summarizes the total gain recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gain from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$2	$4	$4
Gain from interest rate contracts designated as fair value hedges recognized in interest expense	—	1	—	2
Total gain recognized from interest rate derivative contracts in the condensed consolidated statement of income	$2	$3	$4	$6

The following table summarizes the total loss recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Loss attributable to changes in the fair value of warrant recognized in loss on equity investments and warrant, net	$—	$(174)	$—	$(25)

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

	June 30, 2025	December 31, 2024
Foreign exchange contracts designated as cash flow hedges	$1,859	$1,329
Foreign exchange contracts not designated as hedging instruments	1,847	1,667
Interest rate contracts designated as cash flow hedges	200	150
Total	$3,906	$3,146

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,070	$2,070	$—	$—
Customer accounts (1)	1,007	1,007	—	—
Restricted cash included in other current assets	152	152	—	—
Restricted cash included in other assets	2	2	—	—
Total cash, cash equivalents and restricted cash	3,231	3,231	—	—
Derivatives	69	—	54	15
Short-term investments:
Corporate debt securities	1,497	—	1,497	—
Government and agency securities (1)	209	—	209	—
Total short-term investments	1,706	—	1,706	—
Long-term investments:
Corporate debt securities	1,456	—	1,456	—
Government and agency securities	152	—	152	—
Total long-term investments	1,608	—	1,608	—
Total financial assets	$6,614	$3,231	$3,368	$15

Liabilities:
Derivatives	$48	$—	$48	$—
(1)As of June 30, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $26 million of fixed-income investments with original maturities greater than three months when purchased, which are disclosed as “Short-term investments” in these notes to the condensed consolidated financial statements.

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

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels for the six months ended June 30, 2025.

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

Certain other immaterial equity investments under the fair value option aggregating to $50 million as of June 30, 2025 and $54 million as of December 31, 2024 are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy.

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

The following table presents allowance for doubtful accounts and authorized credits activity for the period indicated (in millions):

	December 31, 2024	Charged/Credited to Net Income	Charges Utilized/Write-offs	June 30, 2025
Allowance for doubtful accounts	$13	$9	$(10)	$12
Allowance for authorized credits	$24	$1	$—	$25

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the six months ended June 30, 2025 that was included in the deferred revenue balance at the beginning of the period was $27 million. The amount of revenue recognized for the six months ended June 30, 2024 that was included in the deferred revenue balance at the beginning of the period was $30 million.

Customer accounts and funds receivable

	June 30, 2025	December 31, 2024
	(In millions)
Customer accounts (1)	$1,033	$763
Funds receivable	338	199
Customer accounts and funds receivable	$1,371	$962
(1)As of June 30, 2025, “Customer accounts and funds receivable” in our condensed consolidated balance sheet includes $26 million of fixed-income investments with original maturities greater than three months when purchased, which are disclosed as “Short-term investments” in these notes to the condensed consolidated financial statements.

Other current assets

	June 30, 2025	December 31, 2024
	(In millions)
Restricted cash	$152	$88
Income and other tax receivable	142	115
Prepaid expenses	137	136
Accounts receivable, net	108	108
Short-term derivative assets	46	68
Other	213	200
Other current assets	$798	$715

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	June 30, 2025	December 31, 2024
	(In millions)
Accrued indirect tax expense	$495	$515
Accrued compensation and related benefits	438	498
Accrued marketing expenses	222	222
Other current tax liabilities	191	173
Operating lease liabilities	127	118
Transaction loss reserve	90	118
Accrued general and administrative expenses	71	68
Accrued interest expense	41	45
Deferred revenue	40	32
Other	573	395
Accrued expenses and other current liabilities	$2,288	$2,184

Loss on equity investments and warrant, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$—	$—	$—	$(234)
Realized change in fair value of shares sold in Adevinta	—	84	—	78
Unrealized change in fair value of equity investment in Gmarket	—	(22)	—	(28)
Change in fair value of warrant	—	(174)	—	(25)
Change in fair value of Aurelia option	—	(109)	—	(109)
Loss on other investments	(4)	(1)	(6)	(1)
Total loss on equity investments and warrant, net	$(4)	$(222)	$(6)	$(319)

Interest income and other, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$64	$63	$141	$124
Foreign exchange and other	(5)	3	(1)	10
Total interest income and other, net	$59	$66	$140	$134

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	June 30, 2025	Effective Interest Rate	December 31, 2024	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2025	1.900%	$—	—%	$800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		6,200		7,000
Unamortized discount and debt issuance costs		(23)		(23)
Less: Current portion of long-term debt		(1,175)		(1,225)
Total long-term debt		5,002		5,752

Short-Term Debt
Current portion of long-term debt		1,175		1,225
Commercial paper		575		450
Unamortized discount and debt issuance costs		(4)		(2)
Total short-term debt		1,746		1,673
Total Debt		$6,748		$7,425
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was $55 million and $112 million for the three and six months ended June 30, 2025, respectively, compared to $64 million and $129 million, respectively, during the same periods in 2024. As of June 30, 2025 and December 31, 2024, the estimated fair value of these senior notes, using Level 2 inputs, was $5.7 billion and $6.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the six months ended June 30, 2025, we repaid the $830 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $955 million aggregate principal amount of commercial paper notes, of which $567 million aggregate principal amount had original maturities 90 days or less and $388 million aggregate principal amount had original maturities greater than 90 days. Commercial paper is carried at cost, which approximates its fair value due to the short-term nature of these instruments. As of June 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.61% per annum and a weighted average remaining term of 41 days. As of December 31, 2024, we had $450 million aggregate principal amount commercial paper notes outstanding. Cash proceeds related to the issuance of commercial paper and cash used to repay commercial paper were classified as financing activities in our condensed consolidated statement of cash flows.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%.

As of June 30, 2025, no borrowings were outstanding under our $2.0 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of June 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.4 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the six months ended June 30, 2025.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts accrued for legal and regulatory proceedings were not material as of June 30, 2025 and December 31, 2024. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2025				$3,298
Repurchase of shares of common stock	18	$68.64	$1,250	(1,250)
Balance as of June 30, 2025				$2,048
(1)These repurchased shares of common stock were recognized as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions and excise tax accruals.

Dividends

During the three and six months ended June 30, 2025, we paid a total of $134 million and $268 million, respectively, in cash dividends compared to $135 million and $274 million, respectively, paid during the same periods in 2024. In July 2025, our Board of Directors (our “Board”) declared a cash dividend of $0.29 per share of common stock to be paid on September 12, 2025 to stockholders of record as of August 29, 2025.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2025	21
Awarded	10
Vested	(6)
Forfeited	(1)
Outstanding as of June 30, 2025	24

The weighted average grant date fair value for RSUs awarded for the six months ended June 30, 2025 was $67.90 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of net revenues	$14	$14	$27	$27
Sales and marketing	24	25	44	48
Product development	82	77	147	141
General and administrative	45	38	83	84
Total stock-based compensation expense	$165	$154	$301	$300
Capitalized product development	$5	$5	$10	$10

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Income Taxes

We are subject to both direct and indirect taxation in the United States and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2023 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the United States (Federal and California), Germany, India, Israel, Switzerland and the United Kingdom.

The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next 12 months by at least $210 million.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. In the second quarter of 2025, we made the final payment of $292 million related to the repatriation of foreign earnings previously included in “Income taxes payable” in our condensed consolidated balance sheet as of December 31, 2024. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development and certain capital expenditures, as well as other changes related to the taxation of profits derived from foreign operations. We are currently evaluating the impact of these provisions, which could affect our effective tax rate and deferred tax liabilities in the third quarter of 2025 and future periods.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
Balance as of March 31, 2025	$16	$1	$155	$20	$192
Other comprehensive income (loss) before reclassifications	(59)	10	39	10	—
Less: Amount of gain (loss) reclassified from AOCI	(4)	—	—	1	(3)
Net current period other comprehensive income (loss)	(55)	10	39	9	3
Balance as of June 30, 2025	$(39)	$11	$194	$29	$195

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2024	$9	$(37)	$169	$30	$171
Other comprehensive income (loss) before reclassifications	(1)	6	(16)	(1)	(12)
Less: Amount of gain (loss) reclassified from AOCI	(8)	—	—	2	(6)
Net current period other comprehensive income (loss)	7	6	(16)	(3)	(6)
Balance as of June 30, 2024	$16	$(31)	$153	$27	$165

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206
Other comprehensive income (loss) before reclassifications	(108)	18	64	20	(6)
Less: Amount of gain (loss) reclassified from AOCI	6	—	—	(1)	5
Net current period other comprehensive income (loss)	(114)	18	64	21	(11)
Balance as of June 30, 2025	$(39)	$11	$194	$29	$195

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	13	14	(53)	(6)	(32)
Less: Amount of gain (loss) reclassified from AOCI	(16)	—	—	4	(12)
Net current period other comprehensive income (loss)	29	14	(53)	(10)	(20)
Balance as of June 30, 2024	$16	$(31)	$153	$27	$165

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(6)	$(10)	$2	$(20)
Interest rate contracts	Interest income and other, net	2	2	4	4
	Income from continuing operations before income taxes	(4)	(8)	6	(16)
	Income tax provision	1	2	(1)	4

Total reclassifications for the period	Net income	$(3)	$(6)	$5	$(12)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Restructuring

The following table summarizes restructuring reserve activity for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accrued liability, beginning of period	$7	$57	$10	$102
Payments	(2)	(33)	(5)	(69)
Adjustments	—	3	—	(6)
Accrued liability, end of period	$5	$27	$5	$27

During the fourth quarter of 2023, management approved plans to drive operational improvement that included the reduction of workforce that resulted in a pre-tax charge of $99 million. The reduction was substantially completed in the second quarter of 2024.

For the three and six months ended June 30, 2024, the adjustments to restructuring charges were recognized in “General and administrative” expenses in our condensed consolidated statement of income. There were no individually material restructuring plans during the three and six months ended June 30, 2025.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes included in this report. This section of this Form 10-Q generally discusses items relating to the three and six-month periods ended June 30, 2025 and 2024 and comparisons between the respective periods.

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

Gross Merchandise Volume (“GMV”) grew during the first half of 2025 as we executed on our strategy across Focus Categories, country-specific investments, and horizontal initiatives. GMV growth was partially offset by pressure in discretionary spending across certain markets primarily resulting from geopolitical events, inflationary pressure, elevated interest rates, and changes in and uncertainty regarding global tariffs and trade policies, which we expect to continue into the second half of 2025.

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

Quarter Highlights

Net revenues increased 6% to $2,730 million for the three months ended June 30, 2025 compared to $2,572 million during the same period in 2024. The increase in net revenues was primarily due to higher GMV and the expansion of promoted listings products, partially offset by changes to fee structure in certain markets.

Operating margin decreased to 17.7% compared to 21.3% during the same period in 2024 primarily due to higher non-recurring general and administrative expenses related to legal matters, senior leader transitions and restructuring.

We reported cash used in continuing operating activities of $307 million for the three months ended June 30, 2025 compared to $367 million provided by continuing operating activities in the same period in 2024.

We repurchased $625 million of common stock and paid $134 million in cash dividends during the three months ended June 30, 2025.

We received a $225 million cash distribution related to our equity investment in Aurelia during the three months ended June 30, 2025.

In July 2025, our Board of Directors (our “Board”) declared a quarterly cash dividend of $0.29 per share of common stock to be paid on September 12, 2025 to stockholders of record as of August 29, 2025.

RESULTS OF OPERATIONS

We have one reportable segment, which reflects how our chief operating decision maker, our President and Chief Executive Officer, reviews and assesses performance of the business. This reportable segment includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps. The accounting policies of this segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Marketplace revenues (1)	$2,248	$2,174	3%	$4,391	$4,346	1%
Advertising revenues (1)	482	398	21%	924	782	18%
Net revenues	$2,730	$2,572	6%	$5,315	$5,128	4%
(1)Beginning January 1, 2025, we began classifying certain immaterial revenues previously reported as Marketplace revenues as Advertising revenues. Amounts reported for the three and six months ended June 30, 2025 reflect this updated basis of presentation. Under this updated basis of presentation, Marketplace and Advertising revenues would have been $2,162 million and $410 million, respectively, for the three months ended June 30, 2024 and $4,322 million and $806 million, respectively, for the six months ended June 30, 2024, respectively.

Seasonality

We expect volume on our Marketplace platforms to trend with general consumer buying patterns. Seasonal trends in net revenues have been, and we expect in the future will be, influenced by macroeconomic conditions, foreign exchange rate fluctuations, as well as the introduction and scaling of new products and initiatives. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%
2025
Net revenues	$2,585	$2,730	$—	$—
% change from prior quarter	—%	6%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
United States	$1,397	$1,293	8%	$2,743	$2,595	6%
Percentage of net revenues	51%	50%		52%	51%

International	1,333	1,279	4%	2,572	2,533	2%
Percentage of net revenues	49%	50%		48%	49%

Net revenues (1)	$2,730	$2,572	6%	$5,315	$5,128	4%
(1)Net revenues included $6 million of hedging losses and $2 million of hedging gains for the three and six months ended June 30, 2025, respectively, compared to $10 million and $20 million of hedging losses during the same periods in 2024.

Our Marketplace platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results, as we have experienced and may continue to experience elevated foreign currency volatility in the future, including as a result of tariffs and related global trade announcements. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant movements. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I — Item 1A: Risk Factors” of the 2024 Form 10-K.

Foreign currency movements relative to the U.S. dollar had favorable impacts of $32 million and $11 million for the three and six months ended June 30, 2025, respectively, compared to an unfavorable impact of $11 million and a favorable impact of $3 million during the same periods in 2024. The effect of foreign currency exchange rate movements for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily attributable to the weakening of the U.S. dollar against the euro and other major currencies.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,
	2025			2024	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net Revenues	$2,730	$32	$2,698	$2,572	6%	4%

GMV	$19,514	$320	$19,194	$18,418	6%	4%

Take rate	13.99%			13.96%	0.03%

	Six Months Ended June 30,
	2025			2024	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$5,315	$11	$5,304	$5,128	4%	3%

GMV	$38,267	$81	$38,186	$37,041	3%	3%

Take rate	13.89%			13.84%	0.05%
(1)Net revenues included $6 million of hedging losses and $2 million of hedging gains for the three and six months ended June 30, 2025, respectively, compared to $10 million and $20 million of hedging losses during the same periods in 2024.

Net revenues increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to higher GMV and an increase in net revenues from advertising, shipping and financial services. The increase in net revenues was partially offset by our U.K. consumer-to-consumer initiative and category mix.

The increase in GMV for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily driven by the continued execution of our strategic initiatives as consumer demand improved through the first half of 2025 and lower than expected impact of tariffs and trade policy changes. GMV growth in Focus Categories, including Collectibles, Motors Parts & Accessories, Luxury goods, Refurbished, and Apparel, outpaced the remainder of our Marketplace.

In the United States, GMV growth was driven by favorable trends in consumer demand during the three and six months ended June 30, 2025 compared to the same periods in 2024 as reflected in the broad-based strength across most Focus Categories with particularly strong performance in Trading Cards.

International GMV growth was primarily driven by cross-border trade, led by exports from Greater China and Japan into our major markets during the three and six months ended June 30, 2025 compared to the same periods in 2024. Cross-border trade was also a significant contributor to growth in Focus Categories. In the U.K. and Germany, we continued to experience challenging macroeconomic conditions through the first half of 2025 with offsetting growth driven by our strategic initiatives.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Cost of net revenues (1)(2)	$776	$735	6%	$1,499	$1,435	4%
Percentage of net revenues	28%	29%		28%	28%
(1)Cost of net revenues were net of immaterial hedging activity for the three and six months ended June 30, 2025 and 2024, respectively.
(2)Foreign currency movements relative to the U.S. dollar had a unfavorable impacts of $8 million and $3 million on cost of net revenues for the three and six months ended June 30, 2025, respectively, compared to a favorable impact of $1 million and an unfavorable impact of $2 million during the same periods in 2024.

The increase in cost of net revenues for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases of $19 million in shipping costs, $16 million in depreciation expense due to the prior year benefit related to the change in useful lives of our servers and networking equipment, $12 million in cost of promoted listings products and $9 million in customer support costs, partially offset by a $22 million decrease in indirect tax expenses.

The increase in cost of net revenues for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases of $34 million in depreciation expense due to the prior year benefit related to the change in useful lives of our servers and networking equipment, $26 million in cost of promoted listings products, $19 million in shipping costs and $13 million in customer support costs, partially offset by decreases of $28 million in indirect tax expenses and $10 million in payment processing costs driven by contractual rate improvements.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Sales and marketing	$586	$577	2%	$1,122	$1,118	—%
Percentage of net revenues	21%	22%		21%	22%
Product development	421	379	11%	783	730	7%
Percentage of net revenues	15%	15%		15%	14%
General and administrative	371	241	53%	632	479	32%
Percentage of net revenues	14%	9%		12%	9%
Provision for transaction losses	86	86	1%	167	177	(5)%
Percentage of net revenues	3%	3%		3%	3%
Amortization of acquired intangible assets	6	5	36%	12	9	41%
Total operating expenses (1)	$1,470	$1,288	14%	$2,716	$2,513	8%
(1)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $12 million and an immaterial favorable impact on operating expenses for the three and six months ended June 30, 2025, respectively, compared to a favorable impact of $6 million and $3 million during the same periods in 2024.

Sales and Marketing

Sales and marketing expenses primarily consist of marketing program costs, employee compensation (including stock-based compensation), certain user coupons and rewards, contractor costs, facilities costs and depreciation on equipment. Marketing program costs represent traffic acquisition costs in various channels such as paid search, affiliates marketing, display advertising, brand campaigns and buyer/seller communications.

The increase in sales and marketing expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases of $9 million in employee-related costs, $9 million due to the unfavorable impact of foreign currency movements and $8 million in other individually immaterial expenses, partially offset by an $18 million decrease in marketing program costs.

The increase in sales and marketing expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases of $13 million in employee-related costs and $11 million in other individually immaterial expenses, partially offset by a $20 million decrease in marketing program costs.

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

The increase in product development expenses for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to an increase in employee-related costs as we continue to invest in strategic areas such as Artificial Intelligence to make our marketplace more efficient and intuitive.

Capitalized internal use and platform development costs were $29 million and $57 million for the three and six months ended June 30, 2025, respectively, compared to $28 million and $57 million, respectively, during the same periods in 2024. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses for the three months ended June 30, 2025 compared to the same period in 2024 was primarily due increases of $57 million related to legal matters, $55 million related to senior leader transitions and restructuring costs and $19 million in employee-related costs.

The increase in general and administrative expenses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to increases of $63 million related to legal matters, $61 million related to senior leader transitions and restructuring costs and $23 million in employee-related costs.

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

The decrease in provision for transaction losses for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to favorable fluctuations in buyer and seller fraud and recovery rates.

Loss on equity investments and warrant, net

Loss on equity investments and warrant, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta ASA (“Adevinta”), Gmarket Global LLC (“Gmarket”), and gains and losses due to changes in fair value of the warrant received from Adyen N.V. and the Aurelia Option (as defined in “Note 5 — Investments”). The following table presents Loss on equity investments and warrant, net for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Unrealized change in fair value of equity investment in Adevinta	$—	$—	**	$—	$(234)	**
Realized change in fair value of shares sold in Adevinta	—	84	**	—	78	**
Unrealized change in fair value of equity investment in Gmarket	—	(22)	**	—	(28)	**
Change in fair value of warrant	—	(174)	**	—	(25)	**
Change in fair value of Aurelia option	—	(109)	**	—	(109)	**
Loss on other investments	(4)	(1)	**	(6)	(1)	**
Total loss on equity investments and warrant, net	$(4)	$(222)	(98)%	$(6)	$(319)	(98)%
Percentage of net revenues	0%	(9)%		0%	(6)%
** Percentage change not meaningful

Refer to “Note 5 — Investments” for further details about our equity investments and the Aurelia Option and “Note 6 — Derivative Instruments” for further details about the warrant.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Interest expense	$(62)	$(65)	(5)%	$(123)	$(131)	(6)%
Percentage of net revenues	(2)%	(3)%		(2)%	(3)%

Interest income	$64	$63	2%	$141	$124	14%
Foreign exchange and other	(5)	3	**	(1)	10	**
Total interest income and other, net	$59	$66	(11)%	$140	$134	4%
Percentage of net revenues	2%	3%		3%	3%
** Percentage change not meaningful

Interest expense decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a lower average notional amount of outstanding debt.

Interest income increased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to a higher average notional amount of fixed-income investments.

Income Tax Provision

The following table presents provision for income taxes and the effective tax rate for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision	$108	$102	$237	$199
Effective tax rate	22.5%	31.1%	21.3%	23.0%

The decrease in our effective tax rate for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to an increase in excess tax benefits on stock-based compensation offset by a remeasurement of deferred tax liabilities due to enacted Illinois legislation regarding the taxability of foreign earnings. The decrease in our effective tax rate for the three months ended June 30, 2025 compared to the same period in 2024 was also impacted by the reversal of the benefit related to California's apportionment of dividends in 2024.

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

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$480	$982
Continuing investing activities	1,379	902
Continuing financing activities	(1,964)	(1,805)
Effect of exchange rates on cash, cash equivalents and restricted cash	50	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(55)	$62

Continuing Operating Activities

Our operating cash flows are largely dependent on the amount of revenue generated on our Marketplace platforms offset by cash payments for marketing programs, employee-related costs, payment processing and taxes.

Cash provided by continuing operating activities of $480 million for the six months ended June 30, 2025 compared to $982 million for the six months ended June 30, 2024 was primarily attributable to a $682 million increase in cash paid for taxes, partially offset by an increase in net revenues and other working capital movements.

Continuing Investing Activities

Cash provided by continuing investing activities of $1.4 billion for the six months ended June 30, 2025 was primarily attributable to proceeds of $6.5 billion from the maturities of investments and $225 million from the Aurelia shareholder distribution, partially offset by cash paid for investments of $5.0 billion and property and equipment of $277 million.

Cash provided by continuing investing activities of $902 million in the six months ended June 30, 2024 was primarily attributable to proceeds of $6.7 billion from the maturities and sales of investments and proceeds of $2.4 billion from the sale of our equity investment in Adevinta, partially offset by cash paid for investments of $7.9 billion and property and equipment of $232 million.

Continuing Financing Activities

Cash used in continuing financing activities of $2.0 billion for the six months ended June 30, 2025 was primarily attributable to the $1.2 billion paid to repurchase common stock, the $818 million repayment of commercial paper, the repayment of the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 and $268 million paid in cash dividends, partially offset by proceeds of $943 million from the issuance of commercial paper.

Cash used in continuing financing activities of $1.8 billion in the six months ended June 30, 2024 was primarily attributable to cash paid to repurchase $1.5 billion of common stock and $274 million paid in cash dividends.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash for the six months ended June 30, 2025 compared to the 2024 was due to the weakening of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of June 30, 2025 and December 31, 2024, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $5.4 billion and $7.2 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $1,033 million and $763 million, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” in our condensed consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $154 million and $90 million, respectively. We believe these assets together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

Geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates, and changes in and uncertainty regarding global tariffs and trade policies have caused material disruptions in both the United States and international financial markets and economies and are uncertain in duration. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

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

As of June 30, 2025, we had fixed-rate senior notes outstanding with an aggregate principal amount of $6.2 billion, with $1.2 billion aggregate principal amount payable within 12 months.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the six months ended June 30, 2025, we repaid the $830 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $955 million aggregate principal amount of commercial paper notes, of which, $567 million aggregate principal amount had original maturities 90 days or less and $388 million aggregate principal amount had original maturities greater than 90 days. As of June 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.61% per annum, and a weighted average remaining term of 41 days.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 9 — Debt” to the condensed consolidated financial statements included in this report. As of June 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.4 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Income Taxes

The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We expect the gross amount of unrecognized tax benefits to be reduced within the next 12 months by at least $210 million.

As of June 30, 2025, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $1.3 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

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

During the six months ended June 30, 2025, we repurchased $1.3 billion of our common stock under our stock repurchase program. As of June 30, 2025, a total of $2.0 billion remained available for future repurchases of our common stock. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

During the three and six months ended June 30, 2025, we paid a total of $134 million and $268 million, respectively, in cash dividends compared to $135 million and $274 million, respectively, paid during the same periods in 2024. In July 2025, our Board declared a cash dividend of $0.29 per share of common stock to be paid on September 12, 2025 to stockholders of record as of August 29, 2025.

Other Capital Resource Requirements

We actively monitor significant counterparties that hold our cash and cash equivalents and non-equity investments, focusing primarily on the safety of principal and secondarily on improving yield on these assets. We diversify our cash and cash equivalents and investments among various counterparties in order to reduce our exposure should any one of these counterparties fail or encounter difficulties. To date, we have not experienced any material loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents or short-term investments will not be impacted by adverse conditions in the financial markets, including, without limitation, as a result of the impact of geopolitical events, inflationary pressure, changes in and uncertainty regarding global tariffs and global trade policies, and foreign exchange rate volatility. At any point in time we have funds in our operating accounts and customer accounts that are deposited and invested with various third-party financial institutions.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of June 30, 2025, approximately 42% of our total cash and investments were held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2025, the balance of our corporate debt and government bond securities was $3.3 billion, which represented approximately 44% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $38 million and $49 million as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, our equity investments totaled $912 million, which represented approximately 12% of our total cash and investments.

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

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but cannot eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the derivative’s gain or loss is initially reported as a component of “Accumulated other comprehensive income” and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings in our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2025. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset (Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$(11)	$(115)
Foreign exchange contracts - Not designated for hedge accounting	$20	$(66)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an immaterial adverse impact on income before income taxes as of June 30, 2025.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity for the three months ended June 30, 2025 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
April 30, 2025	3,039,668	$65.32	3,039,668	$2,474,927,984
May 31, 2025	2,996,252	$70.85	2,996,252	$2,262,642,699
June 30, 2025	2,793,308	$76.67	2,793,308	$2,048,475,897
	8,829,228		8,829,228
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
For the three months ended June 30, 2025, we repurchased $625 million of our common stock under our stock repurchase program. As of June 30, 2025, a total of $2,048 million remained available for future repurchases of our common stock.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

On May 22, 2025, Cornelius Boone, our Senior Vice President, Chief People Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until March 31, 2026, subject to customary exceptions. His 10b5-1 Plan provides for sales from time to time of a portion of his shares of eBay common stock, including shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Boone’s 10b5-1 Plan, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Boone’s 10b5-1 Plan is 32,661. This amount includes target amounts of shares that may be earned pursuant to outstanding performance-based equity awards. The actual number of such shares earned, if any, could be higher or lower depending on attainment of performance goals during the applicable performance period. In addition, Mr. Boone’s 10b5-1 Plan provides for the gifting of 1,471 of his shares of eBay common stock.

On June 13, 2025, Mazen Rawashdeh, our Senior Vice President, Chief Technology Officer, adopted a 10b5-1 Plan that is designed to be in effect until March 31, 2026, subject to customary exceptions. His 10b5-1 Plan provides for sales from time to time of a portion of his shares of eBay common stock, including shares that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Rawashdeh’s 10b5-1 Plan, can only be determined upon the occurrence of future vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Rawashdeh’s 10b5-1 Plan is 41,558. This amount includes target amounts of shares that may be earned pursuant to outstanding performance-based equity awards. The actual number of such shares earned, if any, could be higher or lower depending on attainment of performance goals during the applicable performance period.

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

10.01+
Offer Letter dated April 28, 2025 between Registrant and Peggy Alford (filed as Exhibit 10.01 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.02+
Offer Letter dated April 30, 2025 between Registrant and Jordan Sweetnam (filed as Exhibit 10.02 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.03+
Offer Letter dated April 30, 2025 between Registrant and Mazen Rawashdeh (filed as Exhibit 10.03 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.04+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan (filed as Exhibit 10.04 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.05+
Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan (filed as Exhibit 10.05 to Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 1, 2025 (File No. 001-37713) and incorporated herein by reference).

10.06+
eBay Inc. Equity Incentive Award Plan, as amended and restated (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the SEC on June 30, 2025 (File No. 001-37713) and incorporated herein by reference).

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer and Director
Date:	July 31, 2025
Principal Financial Officer:

		By:	/s/ Peggy Alford
Peggy Alford
Chief Financial Officer
Date:	July 31, 2025
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	July 31, 2025