Form 10-Q
period 2025-09-30
EBAY INC
filed 2025-10-30
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(408) 376-9659

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of October 24, 2025, there were 452 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that involve expectations, plans or intentions including, but not limited to, expectations, plans and intentions regarding our business strategies, focus categories, country-specific investments, horizontal initiatives, macroeconomic conditions, seasonal trends, new and updated products and initiatives, technology priorities, consumer confidence, demand and spending, geopolitical events, tariffs, cross-border trade, global trade policy, foreign exchange rate fluctuations and volatility, income taxes, elevated interest rates, the impact of new and changing regulations, and inflationary pressure on our business and operations, as well as any trends relating to any of the foregoing. You can generally identify these forward-looking statements by words such as “ability,” “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “impact,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “probable,” “pursue,” “remain,” “seek,” “should,” “strategy,” “strive,” “target,” “value,” “will,” “would” and other similar expressions or variations. Our forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

•fluctuations in, and our ability to predict, our results of operations and cash flows;
•our ability to convert visits into sales for our sellers, attract and retain sellers and buyers, and execute on our business strategy;
•our ability to compete in the markets in which we participate;
•our ability to generate revenue from our foreign operations and expand in international markets;
•the impact of inflationary pressure, changes in tariffs and global tariff policies and regulations, the overall uncertainty surrounding international trade relations, fluctuations in foreign currency exchange rates, elevated interest rates, geopolitical events such as the ongoing war in Ukraine and uncertainty in the Middle East, and terrorist activities;
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
•our ability to generate sufficient cash flow to service our indebtedness and to comply with financial covenants in our outstanding debt instruments;
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

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2025	December 31, 2024
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,423	$2,433
Short-term investments	955	3,457
Customer accounts and funds receivable	1,262	962
Other current assets	753	715
Total current assets	5,393	7,567
Long-term investments	2,848	2,439
Property and equipment, net	1,333	1,263
Goodwill	4,376	4,269
Operating lease right-of-use assets	367	427
Deferred tax assets	2,898	2,936
Other assets	576	464
Total assets	$17,791	$19,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,748	$1,673
Accounts payable	308	257
Customer accounts and funds payable	1,365	1,018
Accrued expenses and other current liabilities	2,237	2,184
Income taxes payable	173	966
Total current liabilities	5,831	6,098
Operating lease liabilities	264	320
Deferred tax liabilities	1,377	1,405
Long-term debt	5,003	5,752
Other liabilities	597	632
Total liabilities	13,072	14,207
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 454 and 471 shares outstanding	2	2
Additional paid-in capital	18,646	18,289
Treasury stock at cost, 1,299 and 1,274 shares	(53,178)	(51,290)
Retained earnings	39,037	37,951
Accumulated other comprehensive income	212	206
Total stockholders’ equity	4,719	5,158
Total liabilities and stockholders’ equity	$17,791	$19,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$2,820	$2,576	$8,135	$7,704
Cost of net revenues	821	727	2,320	2,162
Gross profit	1,999	1,849	5,815	5,542
Operating expenses:
Sales and marketing	606	592	1,728	1,710
Product development	423	374	1,206	1,104
General and administrative	282	194	914	673
Provision for transaction losses	106	89	273	266
Amortization of acquired intangible assets	6	5	18	14
Total operating expenses	1,423	1,254	4,139	3,767
Income from operations	576	595	1,676	1,775
Interest and other:
Gain (loss) on equity investments and warrant, net	(10)	199	(16)	(120)
Interest expense	(62)	(63)	(185)	(194)
Interest income and other, net	69	66	209	200
Income from continuing operations before income taxes	573	797	1,684	1,661
Income tax benefit (provision)	24	(161)	(213)	(360)
Income from continuing operations	597	636	1,471	1,301
Income (loss) from discontinued operations, net of income taxes	35	(2)	32	(5)
Net income	$632	$634	$1,503	$1,296

Income (loss) per share - basic:
Continuing operations	$1.31	$1.31	$3.19	$2.59
Discontinued operations	0.08	—	0.07	(0.01)
Net income per share - basic	$1.39	$1.31	$3.26	$2.58

Income (loss) per share - diluted:
Continuing operations	$1.28	$1.29	$3.13	$2.57
Discontinued operations	0.07	—	0.07	(0.01)
Net income per share - diluted	$1.35	$1.29	$3.20	$2.56

Weighted-average shares:
Basic	456	487	461	502
Diluted	467	494	471	507

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
	(Unaudited)
Net income	$632	$634	$1,503	$1,296
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(9)	66	55	13
Unrealized gains on investments, net	5	31	23	45
Tax expense on unrealized gains on investments, net	(1)	(7)	(5)	(11)
Unrealized gains (losses) on hedging activities, net	28	(29)	(86)	—
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(6)	6	19	—
Other comprehensive income, net of tax	17	67	6	47
Comprehensive income	$649	$701	$1,509	$1,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in-capital:
Balance, beginning of period	18,558	18,058	18,289	17,792
Common stock and stock-based awards issued	8	—	101	53
Stock-based compensation	147	147	451	448
Tax withholdings related to net share settlements of restricted stock units and awards	(71)	(50)	(208)	(146)
Other	4	6	13	14
Balance, end of period	18,646	18,161	18,646	18,161
Treasury stock at cost:
Balance, beginning of period	(52,548)	(49,626)	(51,290)	(48,114)
Common stock repurchased	(630)	(756)	(1,888)	(2,268)
Balance, end of period	(53,178)	(50,382)	(53,178)	(50,382)
Retained earnings:
Balance, beginning of period	38,542	36,910	37,951	36,531
Net income	632	634	1,503	1,296
Dividends and dividend equivalents declared	(137)	(137)	(417)	(420)
Balance, end of period	39,037	37,407	39,037	37,407
Accumulated other comprehensive income:
Balance, beginning of period	195	165	206	185
Foreign currency translation adjustment	(9)	66	55	13
Change in unrealized gains on investments	5	31	23	45
Change in unrealized gains (losses) on derivative instruments	28	(29)	(86)	—
Tax benefit (provision) on above items	(7)	(1)	14	(11)
Balance, end of period	212	232	212	232
Total stockholders’ equity	$4,719	$5,420	$4,719	$5,420

Dividends and dividend equivalents declared per share or restricted stock unit	$0.29	$0.27	$0.87	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,503	$1,296
Loss (income) from discontinued operations, net of income taxes	(32)	5
Adjustments:
Provision for transaction losses	273	266
Depreciation and amortization	292	245
Stock-based compensation	448	446
Deferred income taxes	14	(534)
Change in fair value of warrants	(2)	(120)
Change in fair value of equity investment in Adevinta	—	156
Loss on investments and other, net	8	84
Changes in assets and liabilities, net of acquisition effects	(1,090)	(107)
Net cash provided by continuing operating activities	1,414	1,737
Net cash used in discontinued operating activities	(38)	—
Net cash provided by operating activities	1,376	1,737
Cash flows from investing activities:
Purchases of property and equipment	(408)	(341)
Purchases of investments	(6,100)	(11,472)
Maturities of investments	8,021	10,421
Proceeds from sale of shares in Adevinta	—	2,410
Shareholder distributions from equity investments	227	—
Acquisitions and other	(96)	(67)
Net cash provided by investing activities	1,644	951
Cash flows from financing activities:
Proceeds from issuance of common stock	101	58
Repurchases of common stock	(1,865)	(2,238)
Payments for taxes related to net share settlements of restricted stock units and awards	(208)	(136)
Payments for dividends	(400)	(405)
Repayment of senior notes	(800)	(750)
Proceeds from issuance of commercial paper	1,575	441
Repayment of commercial paper	(1,446)	—
Net funds receivable and payable activity	231	230
Other	(26)	(14)
Net cash used in financing activities	(2,838)	(2,814)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	45	5
Net increase (decrease) in cash, cash equivalents and restricted cash	227	(121)
Cash, cash equivalents and restricted cash at beginning of period	3,286	2,493
Cash, cash equivalents and restricted cash at end of period	$3,513	$2,372

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$169	$179
Income taxes	$1,244	$640

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	September 30,
	2025	2024
	(In millions)
	(Unaudited)
Cash and cash equivalents	$2,423	$1,589
Customer accounts (including restricted cash of $309 and $185, respectively)	947	679
Restricted cash included in other current assets	142	102
Restricted cash included in other assets	1	2
Cash, cash equivalents and restricted cash	$3,513	$2,372

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

When we refer to “we,” “our,” “us,” the “Company” or “eBay” in this Quarterly Report on Form 10-Q, we mean the Delaware corporation (eBay Inc.) and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

For equity method investments, our share of the investees’ results of operations is included in “Interest income and other, net” and investment balances are included in “Long-term investments.” For equity method investments under the fair value option, the change in fair value of the investment is included in “Gain (loss) on equity investments and warrant, net” and investment balances are included in “Long-term investments.” Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value, under an election, or at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment. For investments in entities where we hold less than a 20% ownership interest, the change in fair value of the investment is included in “Gain (loss) on equity investments and warrant, net” and investment balances are included in “Long-term investments.”

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance is intended to improve certain aspects of the accounting for and disclosure of internally developed software costs specific to website development. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are evaluating the effect that this standard may have on our condensed consolidated financial statements and related disclosures.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Income from continuing operations	$597	$636	$1,471	$1,301
Income (loss) from discontinued operations, net of income taxes	35	(2)	32	(5)
Net income	$632	$634	$1,503	$1,296
Denominator:
Weighted average shares of common stock - basic	456	487	461	502
Dilutive effect of equity incentive awards	11	7	10	5
Weighted average shares of common stock - diluted	467	494	471	507

Income (loss) per share - basic:
Continuing operations	$1.31	$1.31	$3.19	$2.59
Discontinued operations	0.08	—	0.07	(0.01)
Net income per share - basic	$1.39	$1.31	$3.26	$2.58
Income (loss) per share - diluted:
Continuing operations	$1.28	$1.29	$3.13	$2.57
Discontinued operations	0.07	—	0.07	(0.01)
Net income per share - diluted	$1.35	$1.29	$3.20	$2.56
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	—	4	1	13

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2024	Goodwill Acquired	Adjustments	September 30, 2025
Goodwill	$4,269	$72	$35	$4,376

Goodwill acquired during the nine months ended September 30, 2025 relates to the acquisition of Caramel, an end-to-end online automotive transaction solution provider. The measurement period relating to the acquisition of Caramel ends in February 2026. The adjustments to goodwill for the nine months ended September 30, 2025 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within “Other assets” in our condensed consolidated balance sheets. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	September 30, 2025				December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer lists and user base	$257	$(218)	$39	7	$246	$(200)	$46	8
Marketing related	103	(69)	34	7	101	(63)	38	7
Developed technologies	270	(225)	45	4	239	(205)	34	4
All other	158	(157)	1	3	158	(157)	1	3
Total	$788	$(669)	$119		$744	$(625)	$119

Amortization expense for intangible assets was $12 million and $37 million for the three and nine months ended September 30, 2025, respectively, compared to $10 million and $27 million, respectively, during the same periods in 2024.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

September 30, 2025
Remaining 2025	$12
2026	42
2027	37
2028	9
2029	7
Thereafter	12
Total	$119

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

Net Revenues

The following table summarizes net revenues by activity for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Marketplace revenues	$2,295	$2,168	$6,686	$6,514
Advertising revenues	525	408	1,449	1,190
Total net revenues	$2,820	$2,576	$8,135	$7,704

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the customer is located.

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$1,453	$1,302	$4,196	$3,897
United Kingdom	422	397	1,134	1,179
China	324	293	935	859
Germany	249	238	732	727
Rest of world	372	346	1,138	1,042
Total net revenues	$2,820	$2,576	$8,135	$7,704

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	September 30, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$924	$2	$—	$926
Government and agency securities	30	—	(1)	29
	$954	$2	$(1)	$955
Long-term investments:
Corporate debt securities	$1,795	$17	$(1)	$1,811
Government and agency securities	135	—	(1)	134
	$1,930	$17	$(2)	$1,945

	December 31, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate debt securities	$3,095	$1	$(2)	$3,094
Government and agency securities	367	—	(4)	363
	$3,462	$1	$(6)	$3,457
Long-term investments:
Corporate debt securities	$1,117	$4	$(2)	$1,119
Government and agency securities	194	—	(4)	190
	$1,311	$4	$(6)	$1,309

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We regularly review investment securities for credit impairment using both qualitative and quantitative criteria. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recognized through “Interest income and other, net” for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recognized through an allowance for credit losses is recognized in our condensed consolidated statement of comprehensive income. We did not recognize any credit-related impairment through an allowance for credit losses as of September 30, 2025 or December 31, 2024.

Investment securities in a continuous loss position for less than 12 months had an estimated fair value of $803 million and unrealized losses of $1 million as of September 30, 2025 compared to an estimated fair value of $1,665 million and unrealized losses of $4 million as of December 31, 2024. Investment securities in a continuous loss position for greater than 12 months had an estimated fair value of $68 million and unrealized losses of $2 million as of September 30, 2025 compared to an estimated fair value of $361 million and unrealized losses of $8 million as of December 31, 2024. Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from unrealized gains and losses.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

September 30, 2025
One year or less	$955
One year through two years	888
Two years through three years	651
Three years through four years	313
Four years through five years	57
Thereafter	36
Total	$2,900

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Equity investments without readily determinable fair values	Long-term investments	$798	$1,011
Equity investments under the equity method of accounting	Long-term investments	54	65
Equity investments under the fair value option	Long-term investments	51	54
Total equity investments		$903	$1,130

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

Concurrently, we granted Aurelia UK Feederco Limited, the buyer of our previously owned Adevinta shares, a six-month option to purchase a portion of our Aurelia shares (the “Aurelia Option”) valued at $74 million as of September 30, 2024. In the fourth quarter of 2024, the Aurelia Option was exercised, upon which we sold 97 million shares in Aurelia in exchange for $1.0 billion in cash. The remaining investment represented 8.3% of the outstanding equity of Aurelia.

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

The recapitalization and the shareholder distribution did not impact our ownership as we continue to own approximately 8.3% of the total outstanding preferred and common shares of Aurelia as of September 30, 2025.

The carrying value of our remaining investment in Aurelia was $653 million and $867 million as of September 30, 2025 and December 31, 2024, respectively.

Prior to the 2024 sale of Adevinta shares discussed above, we held a 33% equity interest in Adevinta. At the initial recognition of this equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value were recognized in “Gain (loss) on equity investments and warrant, net” in the condensed consolidated statement of income. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

For the nine months ended September 30, 2024, unrealized losses of $234 million and a realized gain of $78 million were recognized in “Gain (loss) on equity investments and warrant, net” in our condensed consolidated statement of income related to the change in fair value and sale of Adevinta shares.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Other equity investments without readily determinable fair values

Certain other individually immaterial equity investments aggregating to $145 million as of both September 30, 2025 and December 31, 2024 are accounted for under the measurement alternative. The change in value of our other equity investments without readily determinable fair values for each of the three and nine-month periods ended September 30, 2025 and 2024 was immaterial both individually and in the aggregate.

Equity investments under the equity method of accounting

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our condensed consolidated statement of income includes, as a component of “Interest income and other, net,” our share of the net income or loss of the investee. Equity method investments are presented within “Long-term investments” in our condensed consolidated balance sheet. Our share of the net income or loss of equity method investments for the three and nine-month periods ended September 30, 2025 and 2024 was immaterial both individually and in the aggregate.

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

For the three and nine months ended September 30, 2024, unrealized gains of $16 million and unrealized losses of $12 million, respectively, were recognized in “Gain (loss) on equity investments and warrant, net” in our condensed consolidated statement of income related to the change in fair value of the investment in Gmarket.

Other investments under the fair value option

Certain other individually immaterial equity investments aggregating to $51 million as of September 30, 2025 and $54 million as of December 31, 2024 are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments for the three and nine months ended September 30, 2025 and 2024 as presented within “Gain (loss) on equity investments and warrant, net” for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity investments	$(13)	$19	$(19)	$(166)
Less: Net gains (losses) recognized on equity investments sold during the period	(4)	—	(2)	78
Total unrealized gains (losses) on equity investments held, end of period	$(9)	$19	$(17)	$(244)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2025, we have estimated that $36 million of net derivative losses related to our foreign exchange cash flow hedges and $7 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities in our condensed consolidated statement of cash flows.

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

Fair Value of Derivative Contracts

The following table presents fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$11	$41
Foreign exchange contracts not designated as hedging instruments	Other current assets	9	20
Interest rate contracts designated as cash flow hedges	Other current assets	—	7
Foreign exchange contracts designated as cash flow hedges	Other assets	12	14
Warrants and other	Other assets	17	15
Total derivative assets		$49	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$8	$—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	2	18
Interest rate contracts designated as cash flow hedges	Other current liabilities	4	—
Total derivative liabilities		$14	$18

Total fair value of derivative instruments		$35	$79

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis in our condensed consolidated balance sheet. As of September 30, 2025, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $7 million, resulting in net derivative assets of $25 million and net derivative liabilities of $3 million. As of September 30, 2025, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of September 30, 2025 and December 31, 2024, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2024	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2025
Foreign exchange contracts designated as cash flow hedges	$25	$(98)	$(22)	$(51)
Interest rate contracts designated as cash flow hedges	50	(4)	6	40
Total	$75	$(102)	$(16)	$(11)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2023	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$(26)	$(32)	$(58)
Interest rate contracts designated as cash flow hedges	51	—	6	45
Total	$(13)	$(26)	$(26)	$(13)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total loss recognized in the condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Loss from foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(24)	$(11)	$(22)	$(31)
Loss from foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	—	(1)	—	(1)
Gain (loss) from foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	7	(16)	2	4
Total loss recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(17)	$(28)	$(20)	$(28)

The following table summarizes the total gain recognized in the condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$2	$6	$6
Gain from interest rate contracts designated as fair value hedges recognized in interest expense	—	—	—	2
Total gain recognized from interest rate derivative contracts in the condensed consolidated statement of income	$2	$2	$6	$8

The following table summarizes the total gain recognized in the condensed consolidated statement of income due to changes in the fair value of the warrant for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain attributable to changes in the fair value of warrant recognized in gain (loss) on equity investments and warrant, net	$2	$145	$2	$120

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

	September 30, 2025	December 31, 2024
Foreign exchange contracts designated as cash flow hedges	$1,714	$1,329
Foreign exchange contracts not designated as hedging instruments	1,902	1,667
Interest rate contracts designated as cash flow hedges	200	150
Total	$3,816	$3,146

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,423	$2,423	$—	$—
Customer accounts	947	947	—	—
Restricted cash included in other current assets	142	142	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	3,513	3,513	—	—
Derivatives	49	—	32	17
Short-term investments:
Corporate debt securities	926	—	926	—
Government and agency securities	29	—	29	—
Total short-term investments	955	—	955	—
Long-term investments:
Corporate debt securities	1,811	—	1,811	—
Government and agency securities	134	—	134	—
Total long-term investments	1,945	—	1,945	—
Total financial assets	$6,462	$3,513	$2,932	$17

Liabilities:
Derivatives	$14	$—	$14	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,433	$2,433	$—	$—
Customer accounts	763	763	—	—
Restricted cash included in other current assets	88	88	—	—
Restricted cash included in other assets	2	2	—	—
Total cash, cash equivalents and restricted cash	3,286	3,286	—	—
Derivatives	97	—	82	15
Short-term investments:
Corporate debt securities	3,094	—	3,094	—
Government and agency securities	363	—	363	—
Total short-term investments	3,457	—	3,457	—
Long-term investments:
Corporate debt securities	1,119	—	1,119	—
Government and agency securities	190	—	190	—
Total long-term investments	1,309	—	1,309	—
Total financial assets	$8,149	$3,286	$4,848	$15

Liabilities:
Derivatives	$18	$—	$18	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels for the nine months ended September 30, 2025.

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

Fair value measurement of equity investments

Our equity investment in Adevinta was accounted for under the fair value option and classified within Level 1 in the fair value hierarchy as the fair value was measured based on Adevinta’s closing stock price and prevailing foreign exchange rate at each balance sheet date. In the second quarter of 2024, we sold our remaining stake in Adevinta.

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

Certain other immaterial equity investments under the fair value option aggregating to $51 million as of September 30, 2025 and $54 million as of December 31, 2024 are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy.

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

The following table presents allowance for doubtful accounts and authorized credits activity for the period indicated (in millions):

	December 31, 2024	Charged/Credited to Net Income	Charges Utilized/Write-offs	September 30, 2025
Allowance for doubtful accounts	$13	$13	$(17)	$9
Allowance for authorized credits	$24	$3	$—	$27

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for the nine months ended September 30, 2025 that was included in the deferred revenue balance at the beginning of the period was $28 million. The amount of revenue recognized for the nine months ended September 30, 2024 that was included in the deferred revenue balance at the beginning of the period was $31 million.

Customer accounts and funds receivable

	September 30, 2025	December 31, 2024
	(In millions)
Customer accounts	$947	$763
Funds receivable	315	199
Customer accounts and funds receivable	$1,262	$962

Other current assets

	September 30, 2025	December 31, 2024
	(In millions)
Restricted cash	$142	$88
Income and other tax receivable	140	115
Prepaid expenses	124	136
Accounts receivable, net	122	108
Short-term derivative assets	20	68
Other	205	200
Other current assets	$753	$715

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	September 30, 2025	December 31, 2024
	(In millions)
Accrued compensation and related benefits	$581	$498
Accrued indirect tax expense	494	515
Accrued marketing expenses	258	222
Operating lease liabilities	118	118
Transaction loss reserve	84	118
Accrued general and administrative expenses	83	68
Accrued interest expense	69	45
Deferred revenue	41	32
Other current tax liabilities	—	173
Other	509	395
Accrued expenses and other current liabilities	$2,237	$2,184

Gain (loss) on equity investments and warrant, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Unrealized change in fair value of equity investment in Adevinta	$—	$—	$—	$(234)
Realized change in fair value of shares sold in Adevinta	—	—	—	78
Unrealized change in fair value of equity investment in Gmarket	—	16	—	(12)
Change in fair value of warrants	2	145	2	120
Change in fair value of Aurelia option	—	35	—	(74)
Gain (loss) on other investments	(12)	3	(18)	2
Total gain (loss) on equity investments and warrant, net	$(10)	$199	$(16)	$(120)

Interest income and other, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Interest income	$65	$72	$206	$196
Foreign exchange and other	4	(6)	3	4
Total interest income and other, net	$69	$66	$209	$200

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	September 30, 2025	Effective Interest Rate	December 31, 2024	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2025	1.900%	$—	—%	$800	1.803%
Senior notes due 2025	5.900%	425	6.036%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		6,200		7,000
Unamortized discount and debt issuance costs		(22)		(23)
Less: Current portion of long-term debt		(1,175)		(1,225)
Total long-term debt		5,003		5,752

Short-Term Debt
Current portion of long-term debt		1,175		1,225
Commercial paper		575		450
Unamortized discount and debt issuance costs		(2)		(2)
Total short-term debt		1,748		1,673
Total Debt		$6,751		$7,425
Senior Notes

On October 22, 2025, we redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. Total cash consideration paid was $425 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

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

If a change of control triggering event (as defined in the applicable series of notes) occurs with respect to the 1.400% notes due 2026, the 3.600% notes due 2027, the 5.950% notes due 2027, the 2.700% notes due 2030, the 2.600% notes due 2031, the 6.300% notes due 2032, the 4.000% notes due 2042, or the 3.650% notes due 2051, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was $55 million and $167 million for the three and nine months ended September 30, 2025, respectively, compared to $60 million and $189 million, respectively, during the same periods in 2024. As of September 30, 2025 and December 31, 2024, the estimated fair value of these senior notes, using Level 2 inputs, was $5.7 billion and $6.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the nine months ended September 30, 2025, we repaid the $1.5 billion aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $1.6 billion aggregate principal amount of commercial paper notes, of which $1.2 billion aggregate principal amount had original maturities 90 days or less and $0.4 billion aggregate principal amount had original maturities greater than 90 days. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments. As of September 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.52% per annum and a weighted average remaining term of 18 days. As of December 31, 2024, we had $450 million aggregate principal amount of commercial paper notes outstanding. Cash proceeds related to the issuance of commercial paper and cash used to repay commercial paper were classified as financing activities in our condensed consolidated statement of cash flows.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%.

As of September 30, 2025, no borrowings were outstanding under our $2.0 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of September 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.4 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We were in compliance with all financial covenants in our outstanding debt instruments for the nine months ended September 30, 2025.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

On September 27, 2023, the DOJ, on behalf of the Environmental Protection Agency (collectively, the “Government”), filed a civil complaint in the United States District Court for the Eastern District of New York (the “District Court”) alleging that we are liable for the sale of regulated or illicit products manufactured and sold by third parties who listed such products on the Marketplace platforms in a manner that evaded and/or was designed to evade detection in violation of the Clean Air Act, Federal Insecticide, Fungicide, and Rodenticide Act and the Toxic Substances Control Act. On September 30, 2024, the District Court issued an order dismissing the Government’s claims in their entirety. During the third quarter of 2024, we released amounts previously accrued for estimated losses in connection with the Government’s claims, for which we previously believed a loss was probable. On November 26, 2024, the Government filed a Notice of Appeal with the United States Court of Appeals for the Second Circuit (the “Second Circuit”), seeking review of the District Court’s decision. On April 24, 2025, the Government filed a motion to voluntarily dismiss its appeal of the District Court’s decision. On April 25, 2025, the Second Circuit granted the Government’s motion, and the appeal was dismissed.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts accrued for legal and regulatory proceedings were not material as of September 30, 2025 and December 31, 2024. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2025				$3,298
Repurchase of shares of common stock	25	$74.03	$1,875	(1,875)
Balance as of September 30, 2025				$1,423
(1)These repurchased shares of common stock were recognized as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes broker commissions and excise tax accruals.

Dividends

During the three and nine months ended September 30, 2025, we paid a total of $132 million and $400 million, respectively, in cash dividends compared to $131 million and $405 million, respectively, paid during the same periods in 2024. In October 2025, our Audit Committee, pursuant to delegated authority from our Board of Directors, declared a cash dividend of $0.29 per share of common stock to be paid on December 12, 2025 to stockholders of record as of November 28, 2025.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2025	21
Awarded	11
Vested	(8)
Forfeited	(2)
Outstanding as of September 30, 2025	22

The weighted average grant date fair value for RSUs awarded for the nine months ended September 30, 2025 was $68.71 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of net revenues	$15	$13	$42	$40
Sales and marketing	21	22	65	70
Product development	69	70	216	211
General and administrative	42	41	125	125
Total stock-based compensation expense	$147	$146	$448	$446
Capitalized product development	$5	$5	$15	$15

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Income Taxes

We are subject to both direct and indirect taxation in the United States and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2010 to 2023 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the United States (at the federal level and in the State of California), Germany, India, Israel, Switzerland and the United Kingdom.

The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We do not expect the gross amount of unrecognized tax benefits to significantly change within the next 12 months.

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

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development and certain capital expenditures, as well as other changes related to the taxation of profits derived from foreign operations. We recorded a discrete net tax benefit in the third quarter of 2025 related to the effects of this Act.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2025	$(39)	$11	$194	$29	$195
Other comprehensive income (loss) before reclassifications	6	5	(9)	(2)	—
Less: Amount of gain (loss) reclassified from AOCI	(22)	—	—	5	(17)
Net current period other comprehensive income (loss)	28	5	(9)	(7)	17
Balance as of September 30, 2025	$(11)	$16	$185	$22	$212

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2024	$16	$(31)	$153	$27	$165
Other comprehensive income (loss) before reclassifications	(39)	31	66	2	60
Less: Amount of gain (loss) reclassified from AOCI	(10)	—	—	3	(7)
Net current period other comprehensive income (loss)	(29)	31	66	(1)	67
Balance as of September 30, 2024	$(13)	$—	$219	$26	$232

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206
Other comprehensive income (loss) before reclassifications	(102)	23	55	18	(6)
Less: Amount of gain (loss) reclassified from AOCI	(16)	—	—	4	(12)
Net current period other comprehensive income (loss)	(86)	23	55	14	6
Balance as of September 30, 2025	$(11)	$16	$185	$22	$212

	Unrealized Losses on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	(26)	45	13	(4)	28
Less: Amount of gain (loss) reclassified from AOCI	(26)	—	—	7	(19)
Net current period other comprehensive income (loss)	—	45	13	(11)	47
Balance as of September 30, 2024	$(13)	$—	$219	$26	$232

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(24)	$(11)	$(22)	$(31)
Foreign exchange contracts	Cost of net revenues	—	(1)	—	(1)
Interest rate contracts	Interest income and other, net	2	2	6	6
	Income from continuing operations before income taxes	(22)	(10)	(16)	(26)
	Income tax benefit (provision)	5	3	4	7
Total reclassifications for the period	Net income	$(17)	$(7)	$(12)	$(19)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Restructuring

The following table summarizes restructuring reserve activity for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accrued liability, beginning of period	$5	$27	$10	$102
Payments	—	(14)	(5)	(83)
Adjustments	—	(1)	—	(7)
Accrued liability, end of period	$5	$12	$5	$12

During the fourth quarter of 2023, management approved plans to drive operational improvement that included the reduction of workforce that resulted in a pre-tax charge of $99 million. The reduction was substantially completed in the second quarter of 2024.

For the three and nine months ended September 30, 2024, the adjustments to restructuring charges were recognized in “General and administrative” expenses in our condensed consolidated statement of income. There were no individually material restructuring plans during the three and nine months ended September 30, 2025.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with the condensed consolidated financial statements and the related notes included in this report. This section of this Form 10-Q generally discusses items relating to the three and nine-month periods ended September 30, 2025 and 2024 and comparisons between the respective periods.

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

Gross Merchandise Volume (“GMV”) grew during the first nine months of 2025 as we executed on our strategy across Focus Categories, country-specific investments, and horizontal initiatives. GMV growth was partially offset by pressure in discretionary spending across certain markets primarily resulting from geopolitical events, inflationary pressure, elevated interest rates, and changes in and uncertainty regarding global tariffs and trade policies, which we expect to continue through the end of 2025.

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

Quarter Highlights

Net revenues increased 9% to $2,820 million for the three months ended September 30, 2025 compared to $2,576 million during the same period in 2024. The increase in net revenues was primarily due to higher GMV, increased penetration of first party advertising and the ramping of our U.K. managed shipping program. The increase in net revenues was partially offset by lower seller fees in connection with our U.K. consumer-to-consumer initiative.

Operating margin decreased to 20.4% for the three months ended September 30, 2025 compared to 23.1% during the same period in 2024 primarily due to higher non-recurring general and administrative expenses related to legal matters and restructuring.

We generated cash flow from continuing operating activities of $934 million for the three months ended September 30, 2025 compared to $755 million in the same period in 2024.

We repurchased $625 million of common stock and paid $132 million in cash dividends during the three months ended September 30, 2025.

On October 22, 2025, we redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. Total cash consideration paid was $425 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In October 2025, our Audit Committee, pursuant to delegated authority from our Board of Directors (our “Board”), declared a quarterly cash dividend of $0.29 per share of common stock to be paid on December 12, 2025 to stockholders of record as of November 28, 2025.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Marketplace revenues (1)	$2,295	$2,168	6%	$6,686	$6,514	3%
Advertising revenues (1)	525	408	29%	1,449	1,190	22%
Net revenues	$2,820	$2,576	9%	$8,135	$7,704	6%
(1)Beginning January 1, 2025, we began classifying certain immaterial revenues previously reported as Marketplace revenues as Advertising revenues. Amounts reported for the three and nine months ended September 30, 2025 reflect this updated basis of presentation. Under this updated basis of presentation, Marketplace and Advertising revenues would have been $2,152 million and $424 million, respectively, for the three months ended September 30, 2024 and $6,474 million and $1,230 million, respectively, for the nine months ended September 30, 2024.

Seasonality

We expect volume on our Marketplace platforms to trend with general consumer buying patterns. Seasonal trends in net revenues have been, and we expect in the future will be, influenced by macroeconomic conditions, including tariffs and global trade policies, foreign exchange rate fluctuations, as well as new and updated products and initiatives. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%
2025
Net revenues	$2,585	$2,730	$2,820	$—
% change from prior quarter	—%	6%	3%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
United States	$1,453	$1,302	12%	$4,196	$3,897	8%
Percentage of net revenues	52%	51%		52%	51%

International	1,367	1,274	7%	3,939	3,807	3%
Percentage of net revenues	48%	49%		48%	49%

Net revenues (1)	$2,820	$2,576	9%	$8,135	$7,704	6%
(1)Net revenues included $24 million and $22 million of hedging losses for the three and nine months ended September 30, 2025, respectively, compared to $11 million and $31 million, respectively, of hedging losses during the same periods in 2024.

Our Marketplace platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and the euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results, as we have experienced and may continue to experience elevated foreign currency volatility in the future, including as a result of tariffs and global trade announcements. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant movements. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I — Item 1A: Risk Factors” of the 2024 Form 10-K.

Foreign currency movements relative to the U.S. dollar had favorable impacts of $20 million and $31 million for the three and nine months ended September 30, 2025, respectively, compared to unfavorable impacts of $6 million and $3 million, respectively, during the same periods in 2024. The effect of foreign currency exchange rate movements for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily attributable to the weakening of the U.S. dollar against the euro and other major currencies.

Key Operating Metrics

GMV and take rate are significant factors that we believe affect our net revenues.

GMV consists of the total value of all paid transactions between users on our Marketplace platforms during the applicable period inclusive of shipping fees and taxes, without adjustment for returns or cancellations. We believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our Marketplace platforms in a given period.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,
	2025			2024	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$2,820	$20	$2,800	$2,576	9%	8%

GMV	$20,105	$333	$19,772	$18,306	10%	8%

Take rate	14.03%			14.08%	(0.05)%

	Nine Months Ended September 30,
	2025			2024	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$8,135	$31	$8,104	$7,704	6%	5%

GMV	$58,372	$414	$57,958	$55,347	5%	5%

Take rate	13.94%			13.92%	0.02%
(1)Net revenues included $24 million and $22 million of hedging losses for the three and nine months ended September 30, 2025, respectively, compared to $11 million and $31 million, respectively, of hedging losses during the same periods in 2024.

Net revenues increased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to higher GMV, increased penetration of first party advertising and the ramping of our U.K. managed shipping program. The increase in net revenues was partially offset by lower seller fees in connection with our U.K. consumer-to-consumer initiative.

The increase in GMV for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily driven by the continued execution of our strategic initiatives as consumer demand improved through the first nine months of 2025 and lower than expected impact of tariffs and trade policy changes. GMV growth in Focus Categories, including Collectibles, Motors Parts & Accessories, Luxury goods, Refurbished, Apparel and Sneakers, outpaced the remainder of our Marketplace. The increase in GMV was partially offset by the impact of tariffs, including the elimination of the U.S. de minimis trade exemption during the third quarter of 2025.

During the third quarter of 2025, we experienced an increase in canceled orders as buyers and sellers adapted to new U.S. trade policies. This trend may continue depending on the state of future global trade policies and the speed with which our buyers and sellers adjust to these changes or respond to uncertainty around global trade policies. Changes in return and cancellation rates can impact our GMV growth rate and related take rate. As a result, we clarified above that our definition of GMV includes returns and cancellations. We have consistently included returns and cancellations in our previously reported GMV.

In the United States, GMV growth was driven by favorable trends in consumer demand during the three and nine months ended September 30, 2025 compared to the same periods in 2024 as reflected in the broad-based strength across categories with particularly strong performance in Trading Cards. The increase in GMV was also attributable to increases in both sold items and average selling price, the expansion of the Klarna buyer payment option and efficiency in lower-funnel marketing spend.

International GMV growth was primarily driven by cross-border trade, led by exports from Greater China and Japan into our major markets during the three and nine months ended September 30, 2025 compared to the same periods in 2024. Cross-border trade was also a significant contributor to growth in Focus Categories. Across international markets, we continued to experience challenging macroeconomic conditions through the first nine months of 2025 with recent enhancements to our consumer-to-consumer initiative in the U.K. contributing to an overall increase in U.K. volume.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Cost of net revenues (1)(2)	$821	$727	13%	$2,320	$2,162	7%
Percentage of net revenues	29%	28%		29%	28%
(1)Cost of net revenues were net of immaterial hedging activity for the three and nine months ended September 30, 2025 and 2024, respectively.
(2)Foreign currency movements relative to the U.S. dollar had unfavorable impacts of $9 million and $12 million on cost of net revenues for the three and nine months ended September 30, 2025, respectively, compared to unfavorable impacts of $1 million and $3 million, respectively, during the same periods in 2024.

The increase in cost of net revenues for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases of $36 million in shipping costs, $21 million in payment processing costs, $15 million in cost of promoted listings products, $13 million in depreciation expense due to the prior year benefit related to the change in useful lives of our servers and networking equipment and $12 million in customer support costs, partially offset by a $18 million decrease in indirect tax expense.

The increase in cost of net revenues for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases of $55 million in shipping costs, $47 million in depreciation expense due to the prior year benefit related to the change in useful lives of our servers and networking equipment, $41 million in cost of promoted listings products, $26 million in customer support costs and $11 million in payment processing costs, partially offset by a $46 million decrease in indirect tax expense.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Sales and marketing	$606	$592	2%	$1,728	$1,710	1%
Percentage of net revenues	21%	23%		21%	22%
Product development	423	374	13%	1,206	1,104	9%
Percentage of net revenues	15%	15%		15%	14%
General and administrative	282	194	46%	914	673	36%
Percentage of net revenues	10%	8%		11%	9%
Provision for transaction losses	106	89	19%	273	266	3%
Percentage of net revenues	4%	3%		3%	3%
Amortization of acquired intangible assets	6	5	8%	18	14	28%
Total operating expenses (1)	$1,423	$1,254	13%	$4,139	$3,767	10%
(1)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $17 million on operating expenses for both the three and nine months ended September 30, 2025 compared to an unfavorable impact of $1 million and a favorable impact of $2 million, respectively, during the same periods in 2024.

Sales and Marketing

Sales and marketing expenses primarily consist of marketing program costs, employee compensation (including stock-based compensation), certain user coupons and rewards, contractor costs, facilities costs and depreciation on equipment. Marketing program costs represent traffic acquisition costs in various channels, such as paid search, affiliates marketing, display advertising, brand campaigns and buyer/seller communications.

The increase in sales and marketing expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due the unfavorable impact of foreign currency movements.

The increase in sales and marketing expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to increases of $16 million in employee-related costs, $13 million due to the unfavorable impact of foreign currency movements and $13 million in other individually immaterial expenses, partially offset by a $24 million decrease in marketing program costs.

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

The increase in product development expenses for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to an increase in employee-related costs.

Capitalized internal use and platform development costs were $30 million and $87 million for the three and nine months ended September 30, 2025, respectively, compared to $27 million and $84 million, respectively, during the same periods in 2024. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses for the three months ended September 30, 2025 compared to the same period in 2024 was primarily due to $28 million of restructuring costs, $9 million in employee-related costs and a legal accrual release in the third quarter of 2024 of $50 million.

The increase in general and administrative expenses for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to $89 million of senior leader transitions and restructuring costs, $61 million of legal accruals recorded during 2025, $32 million in employee-related costs and legal accrual releases in 2024 of $56 million.

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

The increase in provision for transaction losses for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to the ramping of our U.K. managed shipping program and unfavorable fluctuations in buyer and seller fraud and recovery rates.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Unrealized change in fair value of equity investment in Adevinta	$—	$—	**	$—	$(234)	**
Realized change in fair value of shares sold in Adevinta	—	—	**	—	78	**
Unrealized change in fair value of equity investment in Gmarket	—	16	**	—	(12)	**
Change in fair value of warrants	2	145	**	2	120	**
Change in fair value of Aurelia option	—	35	**	—	(74)	**
Gain (loss) on other investments	(12)	3	**	(18)	2	**
Total gain (loss) on equity investments and warrant, net	$(10)	$199	(105)%	$(16)	$(120)	(87)%
Percentage of net revenues	0%	8%		0%	(2)%
** Percentage change not meaningful

Refer to “Note 5 — Investments” for further details about our equity investments and the Aurelia Option and “Note 6 — Derivative Instruments” for further details about the Adyen warrant.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Interest expense	$(62)	$(63)	(2)%	$(185)	$(194)	(5)%
Percentage of net revenues	(2)%	(2)%		(2)%	(3)%

Interest income	$65	$72	(10)%	$206	$196	5%
Foreign exchange and other	4	(6)	**	3	4	**
Total interest income and other, net	$69	$66	5%	$209	$200	5%
Percentage of net revenues	2%	3%		3%	3%
** Percentage change not meaningful

Interest expense decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to a lower average notional amount of outstanding debt.

Interest income decreased for the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a lower average notional amount of fixed-income investments.

Interest income increased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a higher average notional amount of fixed-income investments.

Income Tax Benefit (Provision)

The following table presents benefit from (provision for) income taxes and the effective tax rate for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax benefit (provision)	$24	$(161)	$(213)	$(360)
Effective tax rate	(4.1)%	20.2%	12.7%	21.7%

The decrease in our effective tax rate for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to a decrease in uncertain tax positions resulting from audit settlements, a net benefit associated with the One Big Beautiful Bill Act and an increase in excess tax benefits on stock-based compensation.

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

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,414	$1,737
Continuing investing activities	1,644	951
Continuing financing activities	(2,838)	(2,814)
Effect of exchange rates on cash, cash equivalents and restricted cash	45	5
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	(38)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$227	$(121)

Continuing Operating Activities

Our operating cash flows are largely dependent on the amount of revenue generated on our Marketplace platforms offset by cash payments for marketing programs, employee-related costs, payment processing and taxes.

Cash provided by continuing operating activities decreased for the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to an increase in cash paid for income taxes of $604 million, partially offset by an increase in net revenues and other working capital movements.

Continuing Investing Activities

Cash provided by continuing investing activities of $1.6 billion for the nine months ended September 30, 2025 was primarily attributable to proceeds of $8.0 billion from the maturities of investments and $227 million from shareholder distributions from equity investments, partially offset by cash paid for investments of $6.1 billion and property and equipment of $408 million.

Cash provided by continuing investing activities of $951 million in the nine months ended September 30, 2024 was primarily attributable to proceeds of $10.4 billion from the maturities and sales of investments and proceeds of $2.4 billion from the sale of our equity investment in Adevinta, partially offset by cash paid for investments of $11.5 billion and property and equipment of $341 million.

Continuing Financing Activities

Cash used in continuing financing activities of $2.8 billion for the nine months ended September 30, 2025 was primarily attributable to the $1.9 billion paid to repurchase common stock, the $1.4 billion repayment of commercial paper, the repayment of the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 and $400 million paid in cash dividends, partially offset by proceeds of $1.6 billion from the issuance of commercial paper.

Cash used in continuing financing activities of $2.8 billion in the nine months ended September 30, 2024 was primarily attributable to cash paid to repurchase $2.2 billion of common stock, repayment of the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes due 2024 and $405 million paid in cash dividends, partially offset by borrowings under our commercial paper program of $441 million.

The positive effect of exchange rate movements on cash, cash equivalents and restricted cash for the nine months ended September 30, 2025 compared to the 2024 was due to the weakening of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of September 30, 2025 and December 31, 2024, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $5.3 billion and $7.2 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $947 million and $763 million, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” in our condensed consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $143 million and $90 million, respectively. We believe these assets, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, contractual cancellation provisions, fluctuating interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following sections summarize our fixed contractual obligations and commitments and other material cash requirements.

Senior Notes

In March 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 on the date of maturity.

As of September 30, 2025, we had fixed-rate senior notes outstanding with an aggregate principal amount of $6.2 billion, with $1.2 billion aggregate principal amount payable within 12 months.

On October 22, 2025, we redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. Total cash consideration paid was $425 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. During the nine months ended September 30, 2025, we repaid the $1.5 billion aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $1.6 billion aggregate principal amount of commercial paper notes, of which $1.2 billion aggregate principal amount had original maturities 90 days or less and $0.4 billion aggregate principal amount had original maturities greater than 90 days. As of September 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.52% per annum and a weighted average remaining term of 18 days.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 9 — Debt” to the condensed consolidated financial statements included in this report. As of September 30, 2025, we had $575 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.4 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Income Taxes

The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits. We do not expect the gross amount of unrecognized tax benefits to significantly change within the next 12 months.

As of September 30, 2025, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $1.2 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

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

During the nine months ended September 30, 2025, we repurchased $1.9 billion of our common stock under our stock repurchase program. As of September 30, 2025, a total of $1.4 billion remained available for future repurchases of our common stock. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

During the three and nine months ended September 30, 2025, we paid a total of $132 million and $400 million, respectively, in cash dividends compared to $131 million and $405 million, respectively, paid during the same periods in 2024. In October 2025, our Audit Committee, pursuant to delegated authority from our Board, declared a cash dividend of $0.29 per share of common stock to be paid on December 12, 2025 to stockholders of record as of November 28, 2025.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, government bonds and corporate debt securities. As of September 30, 2025, approximately 46% of our total cash and investments were held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2025, the balance of our corporate debt and government bond securities was $2.9 billion, which represented approximately 40% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $37 million and $49 million as of September 30, 2025 and December 31, 2024, respectively.

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

As of September 30, 2025, our equity investments totaled $903 million, which represented approximately 12% of our total cash and investments.

For additional details related to these investments, please see “Note 5 — Investments” to our condensed consolidated financial statements included in this report.

Foreign Currency Risk

Our Marketplace platforms operate globally, resulting in certain revenues and costs that are denominated in foreign currencies, primarily the British pound and the euro, subjecting us to foreign currency risk, which may adversely impact our financial results. We transact business in various foreign currencies and have significant international revenues as well as costs. In addition, we charge our international subsidiaries for their use of intellectual property and technology and for certain corporate services we provide. Our cash flow and results of operations that are exposed to foreign exchange rate fluctuations may differ materially from expectations and we may record significant gains or losses due to foreign currency fluctuations and related hedging activities.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2025. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$15	$(115)
Foreign exchange contracts - Not designated for hedge accounting	$7	$(60)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an immaterial adverse impact on income before income taxes as of September 30, 2025.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Item 1A:    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, not limited to, those described in “Part I — Item 1A: Risk Factors” in our 2024 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in our 2024 Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Stock repurchase activity for the three months ended September 30, 2025 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 31, 2025	2,649,220	$78.51	2,649,220	$1,840,475,926
August 31, 2025	2,174,043	$95.67	2,174,043	$1,632,475,967
September 30, 2025	2,294,388	$91.09	2,294,388	$1,423,473,836
	7,117,651		7,117,651
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
For the three months ended September 30, 2025, we repurchased $625 million of our common stock under our stock repurchase program. As of September 30, 2025, a total of $1,423 million remained available for future repurchases of our common stock.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

On August 1, 2025, Jordan Sweetnam, our Senior Vice President, Chief Commercial Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until December 31, 2026, subject to customary exceptions. His 10b5-1 Plan provides for exercise of options (if applicable) and sales from time to time of a portion of (i) the shares of eBay common stock underlying his options and (ii) his shares of eBay common stock that he could receive upon the future vesting of certain outstanding equity awards, in each case net of any shares withheld by us to satisfy applicable taxes and, in the case of an option exercise, payment of the aggregate exercise price. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Sweetnam’s 10b5-1 Plan, can only be determined upon the occurrence of future equity award vesting events and option exercises. For purposes of this disclosure, without subtracting any shares to be withheld upon future equity award vesting events or option exercises, the maximum aggregate number of shares to be sold pursuant to Mr. Sweetnam’s 10b5-1 Plan is 153,005. This amount includes target amounts of shares that may be earned pursuant to outstanding performance-based equity awards. The actual number of such shares earned, if any, could be higher or lower depending on attainment of performance goals during the applicable performance period.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer and Director
Date:	October 30, 2025
Principal Financial Officer:

		By:	/s/ Peggy Alford
Peggy Alford
Chief Financial Officer
Date:	October 30, 2025
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	October 30, 2025