Form 10-K
period 2025-12-31
EBAY INC
filed 2026-02-19
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $34,086,444,146 based on the closing sale price as reported on The Nasdaq Global Select Market.
448 million shares of common stock issued and outstanding as of February 13, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders.

eBay Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2025

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

•significant variation in our operating and financial results, including GMV and net revenues;
•our ability to compete in the markets in which we participate;
•our ability to generate revenue from our advertising products, including our Promoted Listings;
•our ability to generate consumer engagement and spending;
•our ability to keep pace with technological changes, including emerging AI technologies, and with changes in consumer demands and expectations;
•our ability to operate internationally and generate revenue from our international operations and our exposure to costs and risks in connection therewith;
•the impact of changes in global trade policies on our revenue, profit and ability to support cross-border trade;
•our ability to manage our buyer and seller trust protection programs;
•the risk of systems failures and business interruptions to our business;
•operation of and ongoing investment into our payments and financial services offerings;
•risk of fraud on our platforms;
•the impact of any cyberattacks or data security breaches;
•our ability to attract, retain and develop our senior managers and other key employees;
•our and our customers’ dependence on third-party providers, some of which are our competitors;
•the impact of our acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments;
•the impact of extensive and increasing regulation and oversight that affect our business;
•the risk of liability for the actions of our customers, including products sold by sellers on our platforms;
•the impact of increasing levels of regulation in the areas of privacy, protection of user data and cybersecurity;
•the risks associated third party allegations relating to intellectual property rights;
•current and potential litigation and regulatory and government inquiries, investigations and litigation involving us;
•the impact of evolving sales and other tax regimes in various jurisdictions;
•our ability to protect or enforce our intellectual property rights;
•risks and costs relating to stakeholder expectations around environmental, social and governance matters;
•potential exposure to claims and liabilities as a result of the Distribution of PayPal;
•the risk of exposure to greater than anticipated tax liabilities;
•fluctuations in interest rates, and changes in regulatory guidance relating thereto;
•fluctuations in foreign currency exchange rates;
•our ability to generate sufficient cash flow to service our indebtedness and to comply with financial covenants in our outstanding debt instruments; and
•the risk that our stock repurchases may not be effected or may not achieve the desired objectives.

A more complete description of these risks and uncertainties is included in “Item 1A: Risk Factors” of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission

(“SEC”). The information in this Annual Report on Form 10-K is based upon the events and circumstances known as of the date of this Annual Report on Form 10-K, and any forward-looking statements in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

Founded in 1995 in San Jose, California, eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and a unique selection. In 2025, eBay enabled nearly $80 billion of Gross Merchandise Volume (“GMV”).

Our Strategy

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe and to enable sellers’ access to eBay’s 135 million buyers worldwide. Our business model is designed such that we are successful when our sellers are successful. We earn revenue primarily through fees collected on paid transactions, first-party advertising and shipping.

eBay’s strategy is centered on reinventing the future of ecommerce for enthusiasts by delivering trusted, engaging shopping experiences for our customers. Our approach leverages our 30+ years of global commerce expertise and data with advanced technology, including the use of artificial intelligence (“AI”), to enhance the marketplace experience, reduce transactional friction and drive operational efficiency. In recent years, we have evolved our strategic focus around three foundational pillars — Relevant Experiences, Scalable Solutions and Magical Innovations — each designed to advance our mission of empowering enthusiasts and strengthening the eBay marketplace ecosystem.

•Relevant Experiences focus on delivering personalized, intuitive and trusted shopping journeys that inspire discovery and foster loyalty, particularly within our Focus Categories, such as motor vehicles parts and accessories, collectibles, refurbished items, apparel, luxury goods and sneakers. Through enhanced search, AI-powered discovery tools and curated experiences, we aim to make it easier for enthusiasts to find and buy what they love.

•Scalable Solutions empower sellers of all sizes, from individual entrepreneurs to global businesses, with tools and infrastructure to grow efficiently on eBay’s platform. We continue to invest in AI-enhanced listing capabilities, advanced advertising solutions, global shipping improvements and flexible payment options that simplify the user experience, expand reach and reduce transactional friction on eBay.

•Magical Innovations accelerate the pace of technological advancement to redefine how people buy and sell on eBay. Initiatives such as AI-enhanced listings, live commerce experiences and next-generation personalization exemplify how we are enhancing the marketplace to be more dynamic, efficient and engaging for our community.

Together, these foundational pillars underpin our ongoing commitments to trust and safety, community building and seller empowerment. By fostering a trusted and inclusive marketplace and equipping sellers with the tools to succeed, we aim to strengthen the resilience and vibrancy of the eBay ecosystem.

Over the years, we have acquired and disposed of businesses, technologies, services and products and we maintain strategic investments in certain businesses. We manage our investments to ensure they support eBay’s strategic direction and complement our disciplined approach to value creation, profitability and capital allocation. We expect to continue to evaluate and consider potential strategic transactions as part of our strategy, including acquisitions of businesses, technologies, services, products and other assets, as well as strategic investments and joint ventures.

Our Customer Offerings

Our Marketplace platforms enable buyers and sellers to benefit from our global scale and continued investments in technology, marketing and customer service. We provide a comprehensive suite of features and services designed to enhance the overall customer experience, leveraging innovation and trust-based programs to simplify commerce, improve efficiency and strengthen engagement and consumer confidence across our global marketplaces.

For sellers, we continue to expand AI across the listing workflow, using Generative AI (“Gen AI”) to prefill item details, generate optimized titles and descriptions and in some cases recognize product images enabling faster, more complete listings. We also continue to expand our financial services offerings, including Seller Capital, which has helped our partners provide more than $1 billion in cumulative funding since inception to small businesses, along with new payment partnerships that enhance flexibility and reliability across key markets. We continue to enhance our first-party advertising solutions by introducing new dashboards and data-driven tools that help sellers increase visibility and optimize performance more efficiently. In addition, we continue to broaden our shipping programs in conjunction with our partners to provide integrated shipping solutions that lower costs, improve delivery transparency and address cross-border shipping challenges.

For buyers, we continue to invest in technologies that enhance discovery, trust and convenience across our Marketplace platforms. Our AI-enhanced features and services power dynamic product recommendation feeds within our enhanced discovery platform, as well as our AI shopping agent pilot that delivers personalized search results tailored to individual preferences. These innovations make it easier for buyers to discover relevant inventory and connect with products that reflect their interests and style.

We continue to expand our Focus Categories with enhancements designed for enthusiast buyers, including one-click card grading and resale for trading cards through our partnership with PSA, AI-enhanced discovery tools and interactive live shopping experiences through eBay Live. We also launched Secure Purchase which enables end-to-end digital vehicle transactions covering financing, insurance and title transfer creating a seamless experience for collectible and high-value automotive purchases.

We continue to focus on strengthening buyer confidence and trust across our Marketplace platforms through programs that promote safety, reliability and transparency. The eBay Money Back Guarantee program allows buyers to obtain a refund if an item does not arrive, is damaged or faulty, or differs materially from its description, and applies to most purchases completed through qualifying payment methods. In our Motors Parts & Accessories category, we provide tools that enable trusted and convenient transactions, including automated fitment data to help buyers identify the correct parts for their vehicles and provide the option to select professional installation services where available, while also offering free returns on qualifying purchases. We have also expanded our eBay Refurbished destination program, offering inventory from verified brands and top-rated sellers with standardized condition grading and warranty coverage, to provide buyers with confidence in product quality and value. In addition, our Authenticity Guarantee program continues to enhance trust and transparency by authenticating eligible luxury, collectible and high-value items across major geographical markets. Collectively, these programs demonstrate our ongoing commitment to maintaining a secure, reliable and transparent marketplace experience for buyers worldwide.

Our Impact and Responsibility

With a low cost of entry for sellers, we offer a highly accessible way for all types of customers to interact in a global marketplace that’s inclusive and connects people of all backgrounds. Accordingly, we prioritize our impact programs to drive forward areas of economic empowerment and sustainable commerce. Key economic programs include eBay for Charity, eBay Foundation and our small business enablement efforts, such as our Up & Running Grants program.

eBay for Charity empowers buyers and sellers to support charities around the world. In 2025, eBay for Charity partnered with the GLIDE Foundation, Make-A-Wish, The V Foundation for Cancer Research, GLAAD and Homes for Our Troops, among others. In 2025, nearly $198 million was raised by buyers and sellers to support charities via eBay for Charity.

eBay Foundation helps to build economically vibrant and thriving communities. During 2025, eBay Foundation granted over $17 million through strategic grantmaking and our employee gift-matching program, primarily to nonprofit organizations advancing inclusive entrepreneurship in our communities around the world. To date, eBay Foundation has awarded over $150 million to more than 1,800 nonprofits worldwide.

Recommerce has been an integral part of eBay’s purpose since the Company was founded in 1995. As a pioneer of the circular economy, eBay has created an online marketplace where people can buy and sell pre-owned goods. This helps preserve the world’s natural resources by avoiding a portion of the carbon emissions, water, energy and waste typically used in producing new goods.

In 2025, eBay sourced 100% of its electricity consumption for eBay-controlled offices and data centers from renewable sources for the second straight year. eBay is committed to continuing this trend by assessing our future energy demand and sourcing renewables to meet any planned growth. eBay has also set emissions reduction targets, including near- and long-term science-based targets, and a 2045 net-zero target that have been validated by the Science Based Targets initiative. Aligned with these climate targets, eBay conducted a comprehensive climate scenario analysis in 2025 to better understand climate-related risks and opportunities associated with leading climate models. This exercise identified several areas of risk and opportunity that can be managed to enhance eBay’s long-term sustainability and highlighted eBay’s unique position to grow with rising consumer demand for resale and sustainable shopping.

In 2025, eBay received multiple industry awards, including America’s Greenest Companies by Newsweek, World’s Most Sustainable Companies by TIME, Fortune’s Most Innovative Companies and Forbes Greatest Companies for Women.

Financial Information

We measure our footprint in our addressable market according to GMV. GMV consists of the total value of all paid transactions between users on our Marketplace platforms during the applicable period inclusive of shipping fees and taxes, without adjustment for returns or cancellations. In 2025, we generated nearly $80 billion in GMV, of which 51 percent was generated outside the United States. We believe that GMV provides a useful measure of the overall volume of paid transactions that flow through our Marketplace platforms in a given period.

We generate net revenues through two activities, Marketplace activities which primarily consist of commissions from the service of connecting buyers and sellers on our secure and trusted Marketplace platforms and Advertising activities, which primarily consist of fees charged to sellers to promote their listings. Our revenue is primarily derived from a take rate on the GMV of transactions paid on our Marketplace platforms. We define take rate as net revenues divided by GMV.

At the end of 2025, eBay had 135 million active buyers and 2.5 billion live listings globally. The term “active buyer” means, as of any date, all buyer accounts that paid for a transaction on our Marketplace platforms within the previous 12-month period. Buyers may register more than once and, as a result, may have more than one account.

Competition

We encounter vigorous competition in our business from numerous sources. Our users can list, sell, buy and pay for similar items through a variety of competing online, mobile and offline channels. These include, but are not limited to, retailers, distributors, liquidators, import and export companies, auctioneers, catalog and mail-order companies, directories, search engines, commerce participants (consumer-to-consumer, business-to-consumer and business-to-business), shopping channels and networks. As our product offerings continue to broaden into new categories of items and new commerce formats, we expect to face increased competition from other online, mobile and offline channels for those new offerings. We compete on the basis of numerous factors, including price, product selection, services, technology and geographical reach. The expectations of our consumers and the type of competition we face around these factors is intense and can evolve quickly.

For more information regarding competitive factors impacting our business, see the information in “Item 1A: Risk Factors” under the captions “Substantial and increasingly intense competition worldwide in ecommerce and live commerce may impact our business” and “We face intense competition that may materially harm our business.”

Government Regulation

Government regulation impacts key aspects of our business. In particular, we are subject to laws and regulations that affect the ecommerce industry in many countries where we operate.

In 2025, the One Big Beautiful Bill Act set forth new and amended withholding and reporting requirements. For example, all businesses that process payments are required to issue a Form 1099-K for all sellers who receive more than $20,000 and have over 200 transactions; however, circumstances exist in which businesses are required to withhold and issue a Form 1099-K to sellers for their first transaction.

In 2025, the United States government eliminated the long-standing “de minimis” exemption (under Section 321 of the Tariff Act of 1930), which previously allowed low-value parcels (valued at USD $800 or less) to enter the United States without duties or formal customs clearance. The exemption was first eliminated for shipments originating in China and Hong Kong on May 2, 2025, and then for all parcels effective August 29, 2025. As a result, all imports, regardless of value, are now subject to applicable duties, taxes, fees and standard customs compliance procedures. Importers, such as eBay buyers and sellers, must supply additional data for entry (e.g., 10-digit Harmonized Tariff Schedule codes, Country of Origin, etc.) and all shipments are now subject to applicable tariffs. These developments fundamentally change how cross-border transactions are handled, especially when sellers ship directly to U.S. buyers, and they increase cost, complexity and compliance burden for many cross-border sellers, which could lead to reduced cross-border volume or reconfiguration of supply-chain and fulfillment strategies.

The European Union has announced it will also eliminate its de minimis exemption, which is currently set at EUR 150, in July 2026. For all packages containing goods valued under EUR 150, a simplified tax duty of EUR 3 per item will be introduced. In addition, a so-called “handling fee” per package is expected to be introduced in 2026 for all packages entering the European Union from outside the European Union. The United Kingdom is also expected to follow suit by eliminating its de minimis exemption, although the timing remains uncertain.

We are subject to reporting requirements in various jurisdictions, including in the United States, European Union, the United Kingdom and China, and more jurisdictions continue to enact similar requirements. Tax collection and/or reporting responsibilities and the additional costs associated with compliance with complex sales and use tax collection, remittance and audit requirements, could create additional burdens for buyers and sellers on our Marketplace platforms.

The E.U. Digital Services Act (the “DSA”) took effect for all online platforms in February 2024. The DSA imposes legal obligations on online marketplaces operating in Europe, requiring them to verify and ensure the accuracy and disclosure of required information, as well as the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that created additional operational burdens and compliance costs for us. Additionally, in late 2023, the United Kingdom’s Online Safety Act (the “OSA”) became law and in 2024, the United Kingdom’s Digital Markets, Competition and Consumers Act (the “DMCCA”) became law. The OSA created requirements around monitoring and handling harmful content and required us to expend resources to comply with the new regulations. The DMCCA expands the investigative and enforcement powers of the

Competition and Markets Authority, modifies the United Kingdom merger control rules and creates a new consumer protection regime.

For more information regarding the regulations that impact our business and our legal and regulatory risks, see the information in “Item 1A: Risk Factors” under the category “Regulatory and Legal Risks.”

Seasonality

We expect volume on our Marketplace platforms to trend with general consumer buying patterns. Seasonal trends have been, and we expect in the future will be, influenced by macroeconomic conditions, including tariffs and global trade policies, foreign exchange rate fluctuations, as well as new and updated products and initiatives by us and our competitors. Please see the additional information in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Seasonality.”

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

Our scale enables us to make targeted investments that enhance our ability to serve customers globally. For example, we have developed proprietary computing infrastructure, entered into strategic partnerships with leading technology providers and established a private cloud environment. These investments are critical to supporting scalable, reliable operations and delivering high-quality customer experiences. We continue to balance the ongoing maintenance of a robust platform relied upon by our millions of users with investments designed to support the long-term evolution of the eBay marketplace over the coming decades.

In support of our commitment to innovation and a better customer experience, we have been on a multi-year evolution to modernize our Marketplace platforms. We have used advanced technology, such as AI and Gen AI, to better anticipate the needs of buyers, sellers and developers to empower entrepreneurs and small businesses looking to grow their business and to make the Marketplace platforms more accessible to everyone. We aim to create highly personalized and inspiring shopping experiences powered by advanced technologies.

For information regarding technology-related risks, see the information in “Item 1A: Risk Factors” under the captions “We face significant risk from cyberattacks and data security breaches,” “Systems failures and business interruptions could harm our business” and “Increasing levels of regulation in the areas of privacy, protection of user data and cybersecurity could harm our business.”

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

We routinely pursue registration of our domain names, trademarks and patents in the United States and internationally. Additionally, we have filed patent applications in the United States and internationally covering certain aspects of our proprietary technology. Effective trademark, copyright, patent, domain name, trade dress and trade secret protection is typically expensive to maintain and may require litigation. We must protect our intellectual property rights and other proprietary rights in a number of jurisdictions, a process that is expensive and time consuming and may not be successful.

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

From time to time, third parties have claimed, and others will likely claim in the future, that we have infringed their intellectual property rights. We are typically involved in a number of such legal proceedings at any time. Please see the information in “Item 1A: Risk Factors” under the captions “We face significant risk of liability for the actions of our customers, including products sold by sellers on our platforms” and “We face risk from third parties that allege that we infringe, or are responsible when our customers infringe, on their intellectual property rights.”

Human Capital Management

As of December 31, 2025, we employed approximately 12,300 people globally, of which, approximately 7,200 were located in the United States. eBay has robust people-focused programs to attract, support and retain our employees globally. Our recruitment, development, compensation and benefits, wellness and our eBay DNA are designed to reflect our values, ensure eBay’s competitiveness in the global talent market and ensure we support our employees’ well-being. eBay’s management is focused on delivering programs that develop and support our people and connect them with our customers, our community and each other. We believe that our employees are important to our overall success. The Compensation and Human Capital Committee of our Board of Directors (our “Board”) oversees our human capital management strategy and practices, including our talent recruitment, development and retention, employee engagement, succession planning and company culture.

Culture and the eBay DNA

We bring our purpose of connecting people and building communities to life through five beliefs that make up the eBay DNA: Empower our Community, Innovate Boldly, Deliver with Impact, Be for Everyone and Act with Integrity. Our DNA shapes how we innovate, support employees and serve millions of buyers and sellers.

As a global marketplace, we thrive when diverse voices influence how we design, decide and deliver. Inclusion helps us anticipate needs, reduce friction, unlock unique inventory and build trust across communities. For employees, we invest in their well-being, capability building and belonging—recognizing that supporting people in life’s key moments drives retention, innovation and business continuity. Belonging fuels creativity, engagement and long-term performance making it good for people and business. For customers, we design experiences that aim to reflect global diversity, improve discoverability, support sellers of all sizes, ensure safety and accessibility and promote the responsible use of AI. By embedding inclusion into how we lead and operate, we foster innovation, strengthen the marketplace and create lasting value for employees, customers and shareholders.

We engage with our people on an ongoing basis to support their physical, financial and mental well-being for them and their families through expanded wellness resources. As part of these efforts, we have continued our focus on ensuring our employees and their families have access to high quality care. We also seek to make that care affordable. Throughout the year, we emphasize the importance of our employees’ well-being and continue to provide mental health training for managers and peers. We believe our commitment to well-being support programs strengthens our ability to attract and retain the top talent we need to achieve our business goals and drive shareholder value by supporting eBay employees and their families in moments that matter.

We are committed to ethics and acting with integrity. We regularly communicate about the importance of being open, honest, ethical and authentic with ongoing trainings and “tone from the top” topics that encourage conversations between leaders and our employees. We also host an annual Ethics and Compliance Week focused on celebrating ethical decision making and conduct and educating employees about our programs and the resources available to them to support them in acting with integrity. By fostering an ethical culture where speaking up is encouraged, we believe that we reduce company risk, protect our business and ultimately serve our shareholders’ best interests.

In addition to multiple channels for sharing feedback, we regularly survey our employees through our eBay Listens program. We ask about trust and engagement, their experience with diversity, inclusion and belonging, ethics and integrity, and we also ask for upward feedback about managers. We believe our employees welcome sharing their points of view with us and are encouraged by how their input molds several strategic programs and our values, including our commitments in critical areas such as Impact and Responsibility. We believe these programs increase employee engagement and cohesion and allow for creativity and innovation in achieving our business goals and driving shareholder value.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases and blogs on our investor relations website, as well as our company website and social media channels including LinkedIn and X. Company sustainability information for investors is available on our investor relations website under the heading “ESG Investors.” Corporate governance information, including our governance guidelines for our Board, Board committee charters and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.”

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

Item 1A: RISK FACTORS

Risk Factors Summary

The summary of risks below provides an overview of the principal risks we are exposed to in the normal course of our business activities:

Business, Economic and Operating Risks

•We experience significant variation in our operating and financial results, including GMV and net revenues.
•We face intense competition that may materially harm our business.
•If our advertising products, including our Promoted Listings, are not competitive, we will lose advertising revenues and our business will be harmed.
•Our business depends on consumer engagement and spending, which makes our results of operations particularly sensitive to shifts in, and events that impact, consumer confidence, platform engagement and buying trends.
•We may not be able to keep pace with technological changes, including emerging AI technologies, and with changes in consumer demands and expectations.
•Our international operations subject us to various uncertainties, costs and risks, which could harm our business.
•Cross-border trade is an important source of revenue and profit for us, and changes to global trade policies can significantly impact our customers and materially harm our business.
•Our buyer and seller trust and protection programs increase our costs and loss rate, and failure to manage such programs effectively can damage customers’ trust in transacting on our platforms, which could harm our business.
•Systems failures and business interruptions could harm our business.
•Our payments and financial services offerings require ongoing investment and subject us to substantial legal, operational and third-party risks.
•We are subject to significant fraud risk on our platforms.
•We face significant risk from cyberattacks and data security breaches.
•Our success largely depends on attracting, retaining, and developing our senior managers and other key employees.
•We and our customers depend in part on third parties for products and services, some of which are controlled by our competitors, and changes to these products and services could harm our business.
•Our acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments create potential material risks to our business.

Regulatory and Legal Risks

•We are subject to extensive and increasing regulation and oversight, which could adversely impact our business.
•We face significant risk of liability for the actions of our customers, including products sold by sellers on our platforms.
•Increasing levels of regulation in the areas of privacy, protection of user data and cybersecurity could harm our business.
•We face risk from third parties that allege that we infringe, or are responsible when our customers infringe, on their intellectual property rights.
•We are subject to laws and regulations that are not primarily intended for online commerce, and governments and regulators regularly subject us to litigation, inquiries and investigations, as they seek to extend new and existing laws to reach our business model.
•Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.
•We may be unable to adequately protect or enforce our own intellectual property rights.
•Our disclosures and stakeholder expectations related to environmental, social and governance matters may impose additional costs and expose us to new risks.
•We may be exposed to claims and liabilities as a result of the Distribution of PayPal.

Financial Risks

•We may have exposure to greater than anticipated tax liabilities.
•Fluctuations in interest rates, and changes in regulatory guidance related to such interest rates, could adversely impact our financial results.
•We are exposed to fluctuations in foreign currency exchange rates, which could negatively impact our financial results.
•We have substantial indebtedness and we cannot guarantee that we will always generate sufficient cash flow to service our existing and future indebtedness. Failure to comply with the terms of our indebtedness could have a material adverse effect on our cash flow and liquidity.
•Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.

Risk Factors

You should carefully review the following discussion of the risks that may affect our business, results of operations and financial condition, as well as our consolidated financial statements and notes thereto and the other information appearing in this report, for important information regarding risks that affect us. Current global economic and geopolitical events and conditions as well as evolving regulatory scrutiny may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

Business, Economic and Operating Risks

We experience significant variation in our operating and financial results, including GMV and net revenues.

All of our GMV, and substantially all of our net revenues each quarter come from transactions involving sales during that quarter. As a result, it is inherently difficult to accurately forecast our GMV, the amount and sources of our net revenues, earnings (loss) per share, operating income (loss), and our other key operating and financial performance metrics.

Our operating and financial results have significantly varied on a quarterly basis throughout our operating history, and we expect our results to continue to fluctuate significantly for a variety of reasons, including all of the risks described in “Risk Factors,” including the following:

•our success in attracting and retaining sellers and buyers;
•changes in consumer confidence and discretionary spending trends, including shifts in interests away from any of our major focus categories;
•the success of our marketing efforts;
•the impact of competition on our business and industry;
•our ability to convert visits into sales for our sellers;
•our success in executing on our strategy and the impact of any changes in our strategy;
•the timing and success of product launches, including new services and features we may introduce;
•the amount and timing of expenses; and
•changes in the geopolitical, legal and regulatory landscape, and our response to those developments.

In view of the rapidly evolving nature of our business and the factors discussed above, period-to-period comparisons of our operating and financial results may not be meaningful, and you should not rely upon them as an indication of future performance.

We face intense competition that may materially harm our business.

The businesses and markets in which we operate are intensely competitive. We compete with a wide and growing variety of online and offline businesses that provide similar goods and services across numerous industries and geographies in which we operate, including traditional retail, e-commerce, live commerce, advertising, search engines, social media, and AI-powered tools (such as agents and chatbots).

To succeed, we must compete effectively across the following factors:

•ability to attract, retain and engage buyers and sellers from around the globe;

•brand recognition;
•the price, breadth and relevance of our inventory;
•the ease with which buyers can find the inventory they are seeking;
•buyer and seller trust in transacting on our platforms;
•the user experience using our products and services;
•customer service;
•community cohesion, interaction and size;
•system reliability and security;
•reliability of delivery and payment;
•buyer preferences for delivery options and speed, shipping costs and returns; and
•service fees, including from paid transactions, first-party advertising, and shipping.

While we believe we compete effectively across these factors, our competitors, including any of the businesses, channels and buying and selling alternatives discussed below, may be more successful across these factors either globally or in important geographies, which would reduce the number of buyers and sellers on our Marketplace platforms and could materially adversely affect our business and results of operations.

Significant competitive risks we face include:

•The barriers to competition are low – Competitors can easily launch their own platforms at nominal cost by using commercially available software or partnering with successful ecommerce, search, advertising or social media companies. As we respond to changes in the competitive environment, we have made, and expect in the future to make pricing decisions that may negatively impact our revenue generation model.

•We may not keep up with buyer expectations – Buyer expectations and preferences around user experience, including customer service, ease of buying, low (or no) cost shipping, delivery options (such as pick-up and drop-off), delivery speed, ease of returns and return policies, constantly evolve and it may be difficult for us to respond effectively. For example, it may be impractical or inefficient for our sellers to meet evolving delivery expectations, and we may lack the resources to match shipping subsidies from our competitors.

•We may not be able to engage consumers as effectively as our large competitors with broad ecosystems – Some of our competitors, such as Alibaba, Alphabet (Google), Amazon, Apple and Meta (Facebook and Instagram), are larger than we are, have greater resources, have a dominant and secure position in other industries or certain significant markets, or offer other goods and services and product ecosystems to consumers and merchants that we do not offer, which can drive consumers to, and keep them locked-in to, their platforms instead of using ours.

•We cannot match the resources of all of our competitors – Competitors with other revenue sources or greater resources can spend more on marketing and promotional campaigns and buyer acquisition, adopt more aggressive pricing policies and devote more resources to website, mobile platforms and applications and systems development than we can.

•We may not be able to match the flexibility and expertise of all specialist competitors – Competitors that are narrowly focused on specific goods may be better than we are at creating buyer and seller communities and catering to the needs of those communities. Specialist competitors may have more resources to innovate quickly and efficiently within these communities without disruption to buyers and sellers outside of those communities. Additionally, our growth strategy has increasingly emphasized our Focus Categories, such as motor parts and accessories, collectibles, refurbished goods, and authenticated luxury items. Our Focus Category buyers and sellers often have unique product and service needs. The size and complexity of our platforms can make it difficult for us to address the unique needs of our Focus Category consumers as quickly and efficiently as our specialist competitors.

•Consumers have a wide variety of alternatives that compete against us – Consumers have alternatives, such as traditional department, warehouse, boutique, discount and general merchandise stores (as well as the online and mobile operations of these traditional retailers), online retailers, direct-to-consumer offerings, online aggregation and classified services, social media platforms, new “live commerce” ventures and other shopping channels, such as offline and online home shopping networks. For example, consumers can buy and sell goods using social media, online aggregation and classifieds platforms, such as Facebook Marketplace. These consumers can also turn to shopping-comparison sites, such as Google Shopping, and social networks that enable purchases, such as Instagram and TikTok. Some consumers, including those in younger demographics, may prefer some of these alternative shopping formats to our largely fixed-price listing and traditional auction-style listing formats.

•Third-party search may direct consumers to our competitors – We use product search engines and paid search advertising to help users find our sites, and consumers increasingly use horizontal search engines, shopping comparison sites and newer technologies like AI chatbots to find products, but these services also have the potential to divert users to other online shopping destinations.

•We may not keep up with seller expectations – Consumers and merchants that sell goods on our platforms also have many alternatives, including general ecommerce marketplaces, such as Amazon and Alibaba, and more specialized marketplaces that focus on discrete categories of products. Sellers may also choose to sell their goods through alternative channels, such as multi-channel services like Shopify or social media platforms. Consumers and sellers also can create and sell through their own sites and may choose to purchase online advertising instead of using our services or paying for our advertising products.

•We may struggle to keep up with local platforms in some geographies - Local competitors may have a better understanding of local culture and commerce and be better positioned to quickly and effectively deliver the experiences that these local consumers want, which could drive down consumer traffic to our platforms.

If our advertising products, including our Promoted Listings, are not competitive, we will lose advertising revenues and our business will be harmed.

We generate a meaningful amount of our revenue from our Promoted Listings (a first-party advertising offering) and, to a lesser extent, third-party advertising. To sustain or increase our advertising revenue, we must continue to provide customers with compelling advertising products, particularly in light of the potential for AI technologies to change how consumers search for products (e.g., using AI agents and chatbots). If customers perceive that our advertising products are not effective and do not drive quick sales as effectively as off-platform alternatives, including AI technologies such as agents and chatbots, they may not pay for these services and they may be driven to try competing platforms and alternatives. If we are unable to compete effectively for advertising spend, our business and operating results could be harmed.

Our business depends on consumer engagement and spending, which makes our results of operations particularly sensitive to shifts in, and events that impact, consumer confidence, platform engagement and buying trends.

Our business model is dependent upon consumer engagement and spending, which is difficult to predict and which can vary materially due to many factors, including macroeconomic conditions (such as job losses, inflation, changes in tax liabilities, access to credit, changes in global trade and tariff policies, recessionary fears, general economic uncertainty, and changes in consumer confidence); geopolitical events and events that capture public attention (such as war, the threat of war, social or political unrest, or terrorist activity); natural and human caused disasters and the impact of climate change (such as earthquakes, hurricanes, droughts, flooding, wildfires, sea level rise, and increased energy and shipping costs); power shortages or outages; major public health issues and pandemics; seasonal and potentially non-durable buying and selling trends; general shifts in the cultural appetite for re-commerce; our promotional and marketing campaigns; and new technologies (such as live commerce and AI shopping agents). For example, we saw significant changes to consumer spending throughout 2025 as our users around the world adjusted to changing global trade policies and tariffs. In addition, over the years, we have experienced numerous non-durable spikes in demand as buyers chase the latest popular items. We rely on unique inventory from our sellers from around the globe to generate buyer interest in our platforms and any of the foregoing factors can also impact the amount of inventory sellers make available on our platforms, which can materially and negatively impact buyer spending.

Changes in consumer spending and shifts in user engagement on our platforms can occur suddenly and are difficult to predict. We have experienced material changes in consumer spending and platform demand many times in the past, including as a result of the factors outlined above, and we will experience similar changes in the future. Any such change, regardless of the cause, could have material adverse effect on our business and on our operating and financial results.

We may not be able to keep pace with technological changes, including emerging AI technologies, and with changes in consumer demands and expectations.

Our industry is subject to rapid technological change, and the demands and expectations of our consumers can change quickly. Predicting the changes that our consumers want, learning new technologies and developing new products and services can be complex, time-consuming and costly, and our investments in new innovations may not yield the expected business or financial benefits. If we fail to anticipate or identify technological trends or fail to devote appropriate resources to adapt to such trends, our business could be harmed.

For example, we are seeing consumers increasingly search for products using chatbots, virtual assistants and other Gen AI technologies powered by large language models instead of using traditional search engines. If AI technologies do not send referrals to eBay at the rate of traditional search engines for any reason, consumer traffic on our platforms could decrease, which would negatively impact on our business and results of operations. If eBay fails to innovate in ways that encourage consumers to visit our platforms and ensure that our platforms are optimized for AI agents, we could face decreased traffic.

We are devoting significant capital and management time and resources to using AI technologies to improve our products, services and controls, and to build and expand our capabilities. We may be slower and less efficient than certain of our competitors in developing our Gen AI capabilities and in optimizing and utilizing our datasets or other technology assets with AI technologies. We may also fail to identify the AI technologies that consumers want, fail to invest sufficiently in those AI technologies, or otherwise fail to incorporate those technologies into our products and services in a timely, effective and compliant manner. Any of these outcomes could place our business at a competitive disadvantage compared to our competitors, many of whom may not yet exist or be identified. If we fail for any reason to receive sufficient AI referrals to our platforms, or to build, license or acquire the AI technology capabilities that matter to our buyers and sellers, our buyers and sellers or both may choose alternatives to eBay, which could reduce our platform traffic and materially harm our business and results of operations.

We expect that new services and technologies applicable to the industries in which we operate will continue to emerge. These new services and technologies may be superior to, or render obsolete, the technologies we currently use in our products and services. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time and ultimately may not be successful. For example, within certain product categories like fashion, we have experienced increased consumer demand for delivery options, such as pick-up and drop-off, and shipping options, such as low (or no) cost shipping, that we do not currently provide at scale across all geographies in which we operate.

In addition, embracing new and untested technologies presents certain inherent risks. For example, as we pursue new AI technologies, there is a risk that AI enhanced products could produce inaccurate, misleading, biased or false outcomes (e.g., hallucinatory behavior currently seen with Gen AI models) or other unexpected results or behaviors that could harm our reputation, business, or buyers and sellers. In some cases, we use open-source or other third-party Gen AI software and datasets, which may lead to intellectual property disputes, including intellectual property ownership or copyright infringement disputes. Some of the AI and other technology systems and services on which we rely are provided and managed by third-party service providers. To the extent that such other third-party systems or services fluctuate in cost or do not perform or function as anticipated, whether because of an inherent flaw in the technology, faulty implementation or a cybersecurity incident, such events can significantly interfere with our ability to meet our customers’ changing expectations and have an adverse impact on our business and results of operations.

As new technologies emerge and are adopted within our industry, we also face the risk that laws and regulations will impact our ability to develop and implement technologies in a timely, effective and compliant manner. Certain jurisdictions have enacted, or are considering the enactment of, comprehensive or targeted legal frameworks specifically related to or implicating AI technologies, often in a disparate or conflicting manner. Any failure or perceived failure by us or our service providers to comply with such requirements, if applicable, could lead to legal liability, litigation, regulatory investigations, compliance issues, or reputational or other harm, all of which could negatively affect our financial performance and business reputation. For example, the European Union’s comprehensive Artificial Intelligence Act (“EU AI Act”), which lays out the parameters for AI systems where non-compliance can result in fines up to 35 million euros or 7% of global turnover, came into force in August 2024. AI regulation is also expanding in the United States, with AI-focused laws expected to take effect in 2026 in states such as California and Colorado. AI regulations in certain of our most important markets, including the United States and the European Union (the “EU”) may ultimately be more restrictive than in other markets, which could place us at a disadvantage compared to companies operating in less restrictive markets.

We have devoted and plan to continue devoting substantial time, money and management resources to developing new technologies, products and services, including those described above. We cannot guarantee that our efforts will help us achieve our goals in a timely or cost-effective manner or at all, and we cannot guarantee that we can carry out these projects without a negative impact on our day-to-day operations and consumer satisfaction, and any such failure or negative impact could materially harm our business.

Our international operations subject us to various uncertainties, costs and risks, which could harm our business.

Our international businesses, especially in the United Kingdom and Germany, and in cross-border sales from Greater China, have generated nearly half of our net revenues in recent years. Our international operations are subject to various uncertainties, costs, and risks, including:

•global or regional economic and market conditions;
•local variations in consumer confidence and demand for discretionary goods;
•costs associated with localizing products, services and customer data, including the ability to transact in local currencies;
•adapting our products and services to local preferences (e.g., payment methods);
•import and export regulations and the impact of global trade policies, restrictions, sanctions and countersanctions (or the threat thereof), such as new or changed tariffs (or the threat thereof), trade regulations and agreements, and the elimination of the $800 de minimis exemption on imports into the United States and similar de minimis exemptions in other countries;
•distance, language, and cultural differences that make central management challenging;
•stringent local labor laws and regulations;
•credit risk and higher levels of payment fraud in some geographies;
•profit repatriation restrictions, foreign currency exchange restrictions or extreme fluctuations in foreign currency exchange rates for a particular currency;
•global or regional geopolitical events, including political or social unrest, economic instability, repression, human rights, armed conflicts, acts of war (or the threat thereof), and terrorism;
•local human and natural disasters, climate change impacts, and public health issues and pandemics;
•global or regional supply chain challenges, including fluctuations in shipping costs, limitations on shipping and receiving capacity, complexity around payment of duties, and other supply chain disruptions;
•compliance with laws designed to combat bribery, money laundering and the financing of terrorist activities, such as the U.S. Foreign Corrupt Practices Act, the UK Bribery Act, and EU Anti-Money Laundering Directives;
•antitrust and competition regulations;
•tax laws and regulations;
•economic uncertainties relating to sovereign and other debt;
•different, uncertain, or more stringent user protection, data protection, data localization, privacy, AI and other data and consumer protection and environmental laws;
•different, uncertain, or more stringent local laws, licensing requirements and reporting obligations that impact our business operations;
•payment intermediation regulations; and
•increased difficulties in collecting accounts receivable.

The occurrence of any of the foregoing could materially harm our business. In addition, if we violate any of the complex laws and regulations that apply to our international operations, we will be subject to significant fines, penalties and sanctions, including the divestitures and prohibitions or restrictions on business operations. Regulators may also evaluate our historical compliance judgments, monitoring thresholds, escalation decisions or reporting determinations with the benefit of hindsight, and may reach conclusions that differ from those made at the time based on the information then available. Any of these outcomes could have a material adverse effect on our business, reputation, and operational results.

Governments in various countries have imposed sanctions and export controls that prohibit us and our customers from engaging in or facilitating trade or financial transactions with various countries, businesses, organizations and individuals. Expanding our operations internationally increases the export controls and economic sanctions laws and regulations that apply to us, as well as the risk of a violation. These laws and regulations, and their interpretation and enforcement, change frequently, involve substantial uncertainty and may be driven by political and other factors that are out of our control. In addition, we can be held liable for the actions of our employees, contractors, agents, and customers regardless of the policies and procedures we put in place to comply with these laws and regulations. We have limited control over our customers’ conduct, and some may attempt to circumvent sanctions or export controls through misrepresentation, transshipment, use of intermediaries, or false product descriptions, increasing compliance and enforcement risk. We rely on automated and manual compliance controls to identify and prevent prohibited transactions, but these controls may not be fully effective, particularly where information is incomplete, inaccurate, or intentionally misrepresented by third parties.

Cross-border trade is an important source of revenue and profit for us, and changes to global trade policies can significantly impact our customers and materially harm our business.

Cross-border trade is an important source of both revenue and profits for us. Cross-border trade also represents our primary (or in some cases, only) presence in certain important markets, such as Greater China, and various other countries. Therefore, changes in global trade policies can have a significant impact on buyers and sellers, which can materially harm our business. For example, trade policies that increase tariffs, shipping fees, delivery times or that otherwise restrict or make cross-border trade more difficult or impractical can reduce buying and selling activity on our platforms, which could materially adversely affect our business and results of operations.

Global trade policies underwent significant changes throughout 2025. For example, the United States implemented tariffs and other trade restrictions on several countries, many of which responded by implementing their own tariffs and trade restrictions. In some cases, the amount of tariffs and restrictions changed throughout 2025, adding complexity. In addition, the United States eliminated the $800 “de minimis” exemption from customs duties on imported goods, which has impacted certain eBay transactions that were previously able to use this exemption. Such changes have and may continue to lead to escalations of trade measures. For example some countries have announced retaliatory tariffs, the E.U. has announced it will remove its €150 “de minimis” exemption in July 2026 and require a €3 fee per parcel, and the U.K. is expected to follow with eliminating its £135 “de minimis threshold” for low-value imports. These developments fundamentally change how cross-border transactions are handled, especially when sellers ship directly to the U.S., E.U., and potentially U.K., and they increase cost, complexity and compliance burden for many cross-border sellers, which could lead to reduced cross-border volume or reconfiguration of supply-chain and fulfillment strategies. In July 2026, U.S. customs authorities are expected to implement new electronic filing requirements for importers of regulated consumer products to certify compliance with U.S. product safety standards, which would increase the operational burden on our customers importing items into the U.S. and could lead them to engage in fewer transactions, which would harm our business. Global trade developments, including the timing and manner in which tariffs and trade restrictions are implemented, the amount, scope and nature of trade restrictions, legal challenges to tariffs and trade restrictions in the United States and other countries, and the countries subject to new or additional tariffs and trade restrictions, generally continue to rapidly evolve and may change unexpectedly at any time, making it impossible for us to predict future developments or their ultimate effects on our business and results of operations accurately.

Any further trade policy developments, especially in key geographies such as the U.S, the U.K., and the E.U., could significantly impact the cost of items and available inventory to be bought and sold on our platforms, limit our ability and the ability of our sellers to offer and deliver products on a timely or cost-effective basis, or otherwise adversely impact our consumers’ ability to buy and sell on our platforms. Further, adapting to new and changed trade restrictions can be expensive, time-consuming and very disruptive to our buyers and sellers. For example, tariffs generally apply based on the manufacturing location, rather than the selling location, of goods. These distinctions can be confusing for our sellers and lead to platform solutions that fail to satisfy all of our customers. Our business to consumer sellers may be dissuaded from using our platforms if we do not have solutions that accurately calculate customs fees based on manufacturing location. However, those same solutions may dissuade our consumer-to-consumer sellers from using our platforms, because they serve to increase the cost of the items they are selling. The loss of sellers from one or more geographies could negatively impact the breadth and relevance of inventory available on our platforms, which could lead to decreased buyer traffic and harm our business.

Any past or future changes to the cost of buying and selling goods internationally, or even the public perception that any such changes are imminent or could occur in the future, may reduce consumer confidence and the number of consumers using our platforms, drive consumers to alternative competitors or buying and selling channels and lead to a decrease in buying and selling on our platforms. Any such outcome could materially reduce the activity of consumers on our platforms and harm our business, financial performance and results of operations.

Our buyer and seller trust and protection programs increase our costs and loss rate, and failure to manage such programs effectively can damage customers’ trust in transacting on our platforms, which could harm our business.

We spend significant time and resources managing our buyer and seller protection programs. While we believe these programs are essential to generate buyer and seller trust on our platform, they increase our expenses, increase actual and threatened litigation and subject us to increased regulatory risk involving seller fraud and non-performance, all of which can have a material adverse effect on our financial condition and results of operations. Additionally, if we fail to manage these programs effectively, customers may lose trust in transacting on our platforms, which could harm our business.

For example, our eBay Money Back Guarantee program is intended to compensate users who have not received the item that they purchased or have received an item different from what was described. We expend, and expect to continue to expend, significant time and resources managing this program, and litigation, legislation, or regulation involving liability for any seller fraud or non-performance could increase our costs, lead to adverse judgments, settlements or regulatory fines and injunctions, and otherwise harm our business. In addition, we rely on shipping carriers to deliver items purchased on our Marketplace platforms and to provide tracking and delivery confirmation. If these carriers experience performance issues, including delays, losses, damage, or inaccurate tracking information, we may incur increased costs and loss rates under our eBay Money Back Guarantee program. While we may seek reimbursement or other recovery from carriers in certain circumstances, such recovery may be delayed, disputed, or insufficient to offset our losses.

We have experienced and expect to continue to experience increased costs from chargebacks through our payments platforms, due to forced transaction reversals initiated by buyers through their payment card issuers. These forced transaction reversals can be initiated for a number of reasons, including, but not limited to, alleged seller fraud or nonperformance, and our efforts to object to such reversals may not be successful.

We offer authentication services, including our Authenticity Guarantee program, in certain markets to increase buyer confidence in using our platforms. If we are unable to effectively manage the authentication process, including the third-party service providers on which we rely for a portion of our item authentication, or if our buyers and sellers do not value these processes, customers may lose trust in our Marketplace platforms, and we may suffer harm to our reputation and even be subject to litigation, which could be costly and time consuming for us and harm our business.

Systems failures and business interruptions could harm our business.

We have experienced and will continue to experience system failures that interrupt the availability or reduce the speed or functionality of our platforms and services. These events have resulted in, and will in the future result in, loss of revenue. These events can occur for many reasons, including hardware and software defects or malfunctions, cyberattacks such as denial-of-service, credential stuffing, and other types of attacks, human error, earthquakes, hurricanes, floods, fires, natural disasters, sustained drought, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, or other events. Our systems are also subject to compromise, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant and our disaster recovery planning can never be sufficient to cover all eventualities.

A prolonged interruption in the availability or reduction in the speed or other functionality of our websites and mobile applications or payments services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. Our customers could seek significant compensation from us for any losses sustained as a result of business interruptions and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

We also rely on facilities, components and services supplied by third parties and our business may be materially adversely affected to the extent third party facilities, components or services suffer a business interruption or otherwise do not meet our expectations. For example, the closure (for any reason) of any of our third-party hosting facilities could cause system interruptions and delays, result in loss of critical data and cause lengthy interruptions in our services. While we carry business interruption insurance, it may not be sufficient to compensate us for losses that may result from business interruptions.

Our payments and financial services offerings require ongoing investment and subject us to substantial legal, operational and third-party risks.

We have invested and plan to continue to invest internal resources into our payments and financial service offerings, which include seller capital that helps fund small businesses through our partners, and payment partnerships that enable us to accept payment from a variety of sources such as credit cards, digital wallets and “buy now, pay later” options. We believe these offerings increase the accessibility of our platforms and consumer engagement, but they also increase our business risks.

Payments and other financial services are governed by complex and continuously evolving laws and regulations that vary across the geographies where we operate. For example, we must comply with licensing and registration requirements, audit, capital maintenance, funds handling and segregation, consumer disclosure, data processing, authentication and other reporting requirements in numerous jurisdictions. If we or our third-party service providers fail to comply (or even face a claim of failure to comply) with applicable law and regulations, we may lose our licenses, face significant fines and penalties, face consumer liability claims, require changes to or discontinuation of certain products, features, payment methods or financial services offerings, and even be forced to cease operating in critical geographies, which would materially harm our business and reputation. Our compliance programs necessarily involve judgment-based determinations and prioritization, and regulators may disagree with those determinations even where made in good faith. We continually evaluate and expect to continue to implement new payment methods and financial services for our consumers, which can subject us to costly additional regulations and compliance requirements, and expose us to heightened fraud and regulatory risk.

We rely on third-party service providers to perform services, including, among others, credit card processing, payment disbursements, currency exchange, identity verification, sanctions screening, and fraud analysis and detection. If our service providers fail to perform adequately, experience outages, cyberattacks or other security incidents, financial distress or insolvency, our customers may not be able to make and receive payments or use their preferred payment methods, which could increase our costs, drive sellers away from our marketplaces, result in potential legal liability, and materially harm our business.

In addition, we and our third-party service providers may experience service interruptions, errors and other failures from time to time that could adversely impact payments made on our platform and cause consumers to lose confidence in our payments system. Our service providers could also unexpectedly terminate or modify their services, including by increasing fees, which could negatively impact our ability to provide payments services to our customers on competitive terms (or at all), or lead to increased risk of non-compliance under applicable laws and regulations. Transitioning third-party service providers typically requires significant financial and personnel resources, and we may be unable to find a suitable replacement service provider.

We are also indirectly (and in some cases directly) subject to payment card association operating rules and certification requirements pursuant to agreements with our third-party payment processors. These rules and requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, are subject to change or reinterpretation, which can increase our cost of compliance and make it difficult to ensure continual compliance. Any failure to comply could cause us to violate our contractual obligations to our third-party payment processors, subject us to fines, limit (or eliminate) our ability to accept the forms of payments that our consumers prefer, and increase our costs and the rates that we charge our consumers for payments services, which could materially harm our business. In addition, changes in laws and regulations, including changes to the credit or debit card interchange rates in any geography, could adversely affect payments on our platform and make our payments systems less profitable.

Maintaining our payments services and providing the services that our customers want is expensive. If we fail to invest adequate resources into payments on our platforms, our payments and financial services may not function properly or keep pace with competitive offerings, which could negatively impact consumer engagement and spending on our platforms.

Our payments system is susceptible to illegal uses, including money laundering, terrorist financing, fraud and payments to sanctioned parties. If our compliance program and internal controls to limit such illegal activity are ineffective, government authorities could bring legal action against us or otherwise suspend our ability to offer payments or financial services in one or more markets, which would materially harm our business.

We are subject to significant fraud risk on our platforms.

We face reputational and operational risks with respect to fraud on our platforms. We periodically receive, and expect to continue to receive, complaints from buyers alleging non-receipt of goods purchased and from sellers alleging non-receipt of payment for goods sold. In some European and Asian jurisdictions, buyers have the right to withdraw from a sale made by a professional seller within a specified time period. While we can, in some cases, suspend the accounts of users who fail to fulfill their obligations to other users, we cannot always require users to make payment (such as when a payment method on file fails) or deliver goods. While we have consumer protection programs and actively seek to minimize fraud on our platforms, our efforts may not satisfy all consumers (such as buyers who want a specific good, not a refund) and cannot eliminate all fraudulent transactions, and there is no assurance that our efforts will satisfy all of our customers. If our efforts fail to address fraud effectively or negatively impact the attractiveness of our products or services, buyers and sellers could migrate to our competitors, which could damage our reputation and materially adversely impact our results of operations.

We face significant risk from cyberattacks and data security breaches.

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

We and our service providers face a variety of cybersecurity threats and risks or inadvertent or intentional data breaches and security events. Cybersecurity threats can take a variety of forms, including malicious software programs, including ransomware, that attack our networks and data centers or those of our service providers, social engineering attacks, including phishing and impersonation, attacks against our websites such as credential stuffing, denial or degradation of service attacks and similar types of attacks against us, our employees, users and our service providers. Due to the size of our company and the volume of confidential information we possess, we are also at risk from inadvertent and intentional data disclosure, system or access misuse, unauthorized access or other improper actions by employees and service providers.

We provide cybersecurity training to our workforce. For example, we regularly train our workforce, upskill teams that handle sensitive data, and carry out bespoke trainings and tabletop exercises for our employees, including our leaders. We have also implemented policy, procedural, technical, physical and administrative security controls intended to protect our systems from such incidents. However, no training or security controls can offer absolute protection against such attacks and incidents, and if our controls fail for any reason, improper access, use or disclosure of data may result. For example, in 2014 we experienced a significant data breach involving unauthorized access to a database containing records of up to 145 million users. In the last three years, we have experienced and reported data breaches to regulators, but we do not believe these recent events were material and they did not result in any penalties or sanctions. However, future events could have a material impact on our business, results of operations or reputation. For more information about our cybersecurity risk management, governance and oversight, see “Item 1C: Cybersecurity.”

We have seen an increase in attack sophistication, and future attacks are likely to be increasingly sophisticated and highly targeted, particularly due to rapid developments in AI. For example, hackers have unsuccessfully targeted us using an AI-generated voice impersonation of our CEO. We expect cyberattacks utilizing AI to continue and evolve. Our information technology and infrastructure have at times been, and may in the future be, vulnerable to cyberattacks, including ransomware attacks, or security incidents and third parties may be able to access our employee and user data, including payment and financial data, that are stored on or accessible through our systems.

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

Our success largely depends on attracting, retaining, and developing our senior managers and other key employees.

Our future performance depends substantially on our ability to attract, retain and motivate our senior management and other key employees, including highly skilled engineers, product developers, and AI technologists. The loss of the services of, or our inability to attract highly qualified, senior management and other key employees, could harm our business. Competition for highly skilled individuals is intense, especially in Silicon Valley where our corporate headquarters are located. In making employment decisions, candidates in our industry consider total compensation, including share-based awards such as restricted stock units, as well as corporate culture and our ability to build and maintain a welcoming workplace. If our compensation programs are not viewed as competitive, including due to fluctuations in our stock price, or our workplace is not viewed as welcoming, our ability to attract, retain, and motivate employees could be weakened, which could harm our business.

Legal or regulatory developments in any geography where we operate that restrict immigration could affect our ability to attract, retain and motivate personnel. We do not have long-term employment agreements with any of our key employees and do not maintain any “key person” life insurance policies outside of policies we may assume as part of an acquisition. Our business is primarily non-unionized, but we have some works councils outside the United States. The unionization or related activism of significant employee populations, including in the United States, could result in higher costs and other operational changes necessary to respond to changing conditions and to establish new relationships with worker representatives. In addition, from time to time we have announced restructuring plans that include workforce reductions, and we may make similar announcements in the future. Any such plans could divert management attention, adversely affect employee morale and turnover, and damage our reputation as an employer, which could increase the difficulty of attracting, retaining and motivating qualified personnel and maintaining our corporate culture.

We and our customers depend in part on third parties for products and services, some of which are controlled by our competitors, and changes to these products and services could harm our business.

We and our customers depend on a variety of third-party products and services that are important to our success, including seller tools that automate and manage listings, merchant tools that manage listings and interface with inventory management software, storefronts that help our sellers list items, shipping providers that deliver goods sold on our platform, payment processing and financial services, item authentication services, third-party traffic drivers such as search engines, social networks and, increasingly, AI technologies such as chatbots and shopping agents.

Price increases, service terminations, disruptions or interruptions, product and service changes, and any other issue that prevents these third parties from providing products or services that we or our customers rely on could materially harm our business. For example, domestic or international shipping and postal rate increases may reduce the competitiveness of certain sellers’ offerings, and postal service changes and disruptions could require certain sellers to utilize alternatives which could be more expensive, slower or inconvenient, which could in turn decrease the number of transactions on our sites, negatively impacting our results of operations. Similarly, changes in the payments and delivery options available to our buyers, or the speed or cost of shipping, may reduce buyer engagement and spending on our platforms. Additionally, if sellers are unable to access tools that automate their listings, or if the providers of these tools no longer automated eBay listings among their services, our sellers may sell their good through one of our competitors or not at all, which could reduce the breadth and relevance of our inventory and harm our business.

In addition, some of the products and services that we and our customers rely on are controlled or owned by our competitors, which increases the risk that the pricing, availability, and terms or operation for these products and services could change in a way that harms our business. For example, we rely on major online application stores for distribution of our application. If these application store providers modify or implement new terms, we may be forced to modify our products to maintain our ability to remain in that application store. If we are unable to use or adapt to operational changes in such services, we may face higher costs for such services, face integration or technological barriers or lose customers, which could materially harm our business. In addition, we rely on Google search to direct a significant amount of traffic to our platforms. From time to time, Alphabet has made changes to their algorithms and methodologies that have reduced the amount of traffic directed to our platforms, and they may continue to do so, including in a way that promotes their competing products or services. If our e-commerce competitors decide to advertise less, or not at all, through traditional search engines, or if consumers increasingly shift towards AI technologies such as AI chatbots and agents for their shopping transactions, traditional search engines may lose relevance. As a result, we could experience a reduced amount of search traffic directed to us and be forced to adjust our advertising practices sooner or more dramatically than we may have anticipated.

We have outsourced certain important functions that are critical to our operations to third-party providers, including some customer support, payments and financial services, product development functions, and certain authentication services. If our service providers do not perform satisfactorily, our operations could be disrupted and user satisfaction could decrease, which could materially harm our business. The third-party suppliers we and our customers rely on may not continue to provide their products or services on acceptable terms, or at all, and we may be unable to procure alternatives from other third parties in a timely and efficient manner and on acceptable terms, or at all.

Our acquisitions, dispositions, joint ventures, strategic partnerships and strategic investments create potential material risks to our business.

We have acquired, disposed of, invested in and entered into strategic partnerships and joint ventures with many businesses in the past and we expect to continue these activities in the future. These transactions may involve significant risks, including:

•the inability to complete any transaction on our desired timeline and terms;
•the loss of key customers, merchants, vendors and other key business partners;
•reduced employee morale, hiring and retention issues, and the loss of key personnel due to changes in compensation, management, reporting relationships, corporate culture, and strategy following an acquisition or disposition;
•diversion of management time and focus from operating our core businesses to any transaction;
•difficulty in providing or obtaining necessary transition services, which may result in the diversion of resources and management focus;
•the inherent difficulty and cost of integrating new, different or more complex operations, systems (including accounting, management, information, human resource and other administrative systems), technologies, products and personnel of acquired businesses;
•the inefficiencies and lack of synergies that may result if integrations are delayed or not implemented, and unforeseen difficulties and expenditures that may arise as a result;
•the frequent need to implement or improve controls, procedures and policies of smaller acquired businesses to meet our standards, as a larger public company;
•risks associated with our expansion in new markets, geographies, and areas of business with which we may be unfamiliar;
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
•liability for activities of the acquired or disposed business, including intellectual property, payment services, litigation claims or disputes, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities, which may not be adequately covered by insurance or indemnity provisions in the underlying transaction agreements;

•regulatory approval and controls, policies and procedures requirements that may be imposed on us if we acquire or dispose of certain businesses or assets, such as businesses containing significant regulated data;
•any fluctuations in share prices, financial results and fluctuations in exchange rates, and the inability to quickly liquidate investments in other businesses;
•our inability to control or influence the actions of separate businesses in which we invest or form strategic partnerships or joint-ventures, and the possibility that our reputation may be harmed by a close association with a third-party bad actor;
•the possibility that we may not realize the expected benefits from such transactions within the anticipated time frame, or at all; and
•the risk that errors or irregularities in the systems, controls and processes of an acquired business could lead to significant deficiencies or material weaknesses in our consolidated financial statements.

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

Regulatory and Legal Risks

We are subject to extensive and increasing regulation and oversight, which could adversely impact our business.

We are subject to laws and regulations affecting our operations in a number of areas, including consumer protection; data privacy and data security; responsible AI; intellectual property ownership and infringement; stolen, counterfeit, unsafe or otherwise prohibited goods; corporate and consumer taxes; antitrust and unfair competition or commercial practices; import and export restrictions; anti-corruption; labor and employment; advertising; digital content; real estate; payments and financial services; billing; ecommerce/marketplace or online platform liability; promotions; quality of services; telecommunications; distribution and transportation; mobile communications and media; environmental packaging and waste; climate-related regulation; energy consumption; health and safety; accessibility; and antibribery, money laundering and the financing of terrorist activities.

From time to time, we have expanded our operations, including the products and services we offer, our investments in other companies, and our geographical scope. If we continue to do so, we and our customers could become subject to increased scrutiny and additional laws and regulations. Complying with these laws and regulations may require operational changes that are unpopular with our users, increase our costs or reduce our revenues. For example, our expansion into payments and financial services in recent years subjects our operations to significant and complex new laws and regulations. Additionally, in 2025 we acquired Caramel, an end-to-end online automotive transactions solutions provider. As a result of this acquisition, we must comply with state-by-state automotive title transfer, identity and payment verification, finance and insurance requirements. We have also begun offering live commerce, which, due to its interactive and real-time nature, may expose us to additional risk and heightened scrutiny relating to areas of regulation such as consumer protection, content moderation, health and safety, and accessibility.

One area of recent regulatory and legislative focus around the globe has been children’s online safety. In the U.K., the UK Online Safety Act requires online service providers to protect children from harmful content. Legislators in the U.S. are considering similar proposals, including to enhance protections for children online through mandated parental controls, enhanced privacy protections, age verification, and limited access to addictive features and chatbots. Several U.S. states have also adopted laws requiring application stores to provide standardized “age signals” to platforms. While regulators and legislators have been largely focused on social media platforms, these types of laws and regulations could expand to include platforms offering e-commerce, live commerce, or other online services, which could negatively impact the number of users on our platforms and our business.

As we expand and localize our international activities, we are also increasingly becoming obligated to comply with the laws of the countries or markets in which we operate. Our services are accessible worldwide, and we facilitate the sales of goods and provide services to customers worldwide. Certain jurisdictions in which we operate may claim that we or our customers are required to comply with local laws based on a number of factors, including the location of our servers or our customers, the product sold or the service provided. Generally, laws outside of the United States are less favorable to our operations than those in the United States. We have implemented policies and procedures designed to ensure compliance with applicable laws and regulations, but there can be no assurance that our customers, employees, contractors, or agents will not violate any of the laws and regulations to which we or they may become subject, or our policies and procedures, as our operations expand and evolve. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on us or our customers could individually or in the aggregate make our products and services less attractive to our customers, which could materially harm our business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements on our business. Any alleged failure to comply could subject us to penalties ranging from criminal prosecution, to significant fines, to bans on our services, in addition to the significant costs we may incur in defending against such actions, any of which could materially damage our reputation, business, results of operations and financial condition.

We face significant risk of liability for the actions of our customers, including products sold by sellers on our platforms.

Regulators and civil litigants have sought, and will likely continue to seek, to hold us liable when our sellers list or sell products on our platforms that they claim are regulated, unlawful, unsafe or infringing. For example, the Department of Justice (“DOJ”) has sought to hold us liable for the third-party sales of products they claim violate federal law. Other third parties, including government regulators and law enforcement officials, have, at times, alleged that our services aid and abet violations of laws regarding the sale of counterfeit items, laws restricting or prohibiting the transferability (and by extension, the resale) of digital goods (e.g., books, music and software), the fencing of stolen goods, recalled item laws, selective distribution channel laws, customs laws, distance selling laws, and the sale of items outside of the U.S. that are regulated by U.S. export controls. Similarly, allegations of infringement of intellectual property rights, including but not limited to counterfeit items, have resulted and may continue to result in threatened and actual litigation, at times, by rights owners. Further, we are also subject to claims by consumers that products they purchased from third-party sellers caused them bodily injury or harmed their property.

We believe we are protected from many of these claims because the statutes and common law theories under which they are brought have not been conclusively applied to our business model and/or because we are protected from liability under various laws, including 47 U.S.C. § 230 in the United States, the hosting defense under Art. 6 DSA in the EU and Reg.19 of the Electronic Commerce Regulations 2002 in the United Kingdom. However, this could change as our product and service offerings and our business model continue to evolve over time, and our history and these laws do not guarantee that we cannot experience losses from such claims. For example, pursuant to our 2024 settlement agreement with the DOJ, we paid $59 million and agreed to implement enhanced processes regarding our monitoring of listings that violate our terms of service to fully resolve the DOJ’s allegations of noncompliance with the Controlled Substances Act. See “Note 11 — Commitments and Contingencies — Litigation and Other Legal Matters” for more details. Even where we succeed in limiting or avoiding regulatory liability for third party sales, we often face significant additional litigation costs as a result of additional civil litigation from users on our platforms, stockholders and other stakeholders.

Laws vary by jurisdiction and the sentiment of regulators around the world changes over time based on factors that we cannot control. We have seen an increase in litigation challenging these protections and in legislative and regulatory proposals to reduce or eliminate many of the protections on which our business has relied. For example, there are several proposals to limit or eliminate 47 U.S.C. § 230 (the Communication Decency Act), which limits liability for third-party content posted on Internet platforms, under consideration in the United States. We have also seen legislative proposals in the U.S. seeking to make online marketplaces contributorily liable for the use of counterfeit marks by third-party sellers. In the UK, the DMCCA expands regulatory oversight authority over consumer protections. The EU has also adopted certain additional regulations relating to the safety and sustainability of products on its markets, which bring new obligations both on us directly and our sellers and vendors. The European Union General Product Safety Regulation imposes additional requirements on our business with regard to removing dangerous products from our marketplaces, enabling the traceability of products, and related matters. At times, we have been subject to inspection and investigation by regulators in certain EU-member states relating to whether products on our platforms meet their and EU labeling, documentation and product safety standards. We expect product safety regulatory efforts and investigations like these to continue in the future, and the outcomes of these efforts and investigations cannot be predicted with certainty. Regardless of any outcome, such efforts and investigations can have a material adverse impact on us because of legal costs, diversion of management resources, public perception, loss of consumers on our platforms and other similar factors.

In recent years, the DSA has imposed legal obligations on online marketplaces operating in Europe, requiring them to verify the identity of business sellers and make best efforts to assess proper disclosure by traders of required information, as well as information on the safety and authenticity of products posted by third-party merchants. The DSA also enforces new content moderation obligations, notice obligations, advertising restrictions and other requirements on digital platforms that created additional operational burdens and compliance costs for us. We have received a request for information from a regulator in Germany for suspected potential non-compliance with provisions of the DSA. We cannot be sure whether this investigation will lead to any action or penalties, including fines or reputational damage. In any event, such investigation could divert management time and company resources. For online platforms like ours, noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which would have an adverse effect on our business. Similarly, in the United Kingdom, the OSA created requirements around monitoring and handling harmful content and required us to expend resources to comply with the new regulations. Regulators around the world shift their focus from time to time, and we cannot control or always anticipate whether their latest area of focus will impact our marketplace platforms or a specific aspect thereof. Recently, regulators in certain EU-member countries have increased their activity challenging certain fast-fashion marketplaces. Certain EU-member countries have also enacted anti-waste regulations that create direct obligations on sellers and impose compliance verification obligations on us. These regulations vary by EU-member country, creating additional operational burdens and compliance costs on our sellers and us.

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

We are subject to complex laws that frequently change relating to data protection, privacy, cybersecurity and the collection, use, sharing, retention, deletion, security, transfer and other handling of personal data all around the world. These laws may differ, and be interpreted and applied inconsistently, from country to country. In many cases, these laws apply not only to user data, employee data and third-party transactions, but also to transfers of information between us, our subsidiaries, and other parties with which we have commercial relations. These laws, and regulatory scrutiny in these areas, may continue to expand around the globe in ways we cannot predict and that may materially harm our business.

Compliance with these laws may restrict our ability to provide certain services to our customers. For example, the General Data Protection Regulation (the “GDPR”) applies broadly to personal data collected as a result of our business in the EU, and imposes significant compliance obligations regarding the handling of personal data. Additionally, we must comply with EU data protection standards with respect to our handling of user and employee personal data. Regulators have broad enforcement authority, and if we fail to comply with the GDPR (or if regulators assert that we have), we may be subject to material regulatory enforcement actions, which could require us to modify or suspend critical business activities or result in substantial monetary penalties, private lawsuits, and reputational damage. For example, we have seen legal challenges and regulatory scrutiny of cross-border data transfers from the EU and other jurisdictions, as well as emergency restrictions in the U.S. relating to certain transfers of personal data of U.S. citizens, which may materially affect our ability to transfer data across borders, throughout our organization or with third parties, which could materially harm our business.

In the U.S., numerous states have adopted generally applicable and comprehensive consumer privacy laws and we expect this trend to continue. These state laws provide privacy rights for residents of these states and impose corresponding obligations on organizations doing business in these states. These laws require us to make disclosures about our data collection, use and sharing practices, and they create user rights, such as the right to access, delete and correct personal data. As states adopt privacy laws, we face a greater variety in privacy requirements, increasing the complexity of the regulatory environment. Compliance with the GDPR, U.S. state laws, and other current and future applicable U.S. and international privacy, data protection, cybersecurity, and other data-related laws is expensive and resource intensive. Any violation (or perceived violation) of these laws could expose us to significant damage awards, fines and reputational damage, any of which could materially harm our business. Because of the enormous number of emails, texts and other communications we send to our users, communications laws that provide a specified monetary damage award or fine for each violation could result in particularly large awards or fines.

In addition, our success depends in part on our ability to collect and use data relating to merchants, consumers, and other individuals. Legislative proposals and existing laws and regulations have been increasingly focused on the use of tracking technologies, such as “cookies,” electronic communications and marketing. For example, in the European Economic Area and the U.K., regulators are increasingly focusing on compliance with requirements related to the targeted advertising ecosystem. European regulators have issued significant fines in certain circumstances where they alleged that appropriate consent was not obtained in connection with targeted advertising activities. If the use of tracking technologies is further restricted, regulated, or otherwise blocked, the amount or accuracy of user information we collect would decrease, which could make it more difficult for us to attract and retain customers.

Government regulators globally are also imposing new data reporting requirements on platforms for user tax compliance. These laws (e.g., the Directive on Administrative Cooperating Council Directive (EU) 2021/514 (“DAC 7”) in the EU and the Digital Sales Reporting Legislation (“DSR”) in the United Kingdom) may make users more reluctant to use our services due to increased sensitivity around personal data collection and reporting (e.g., the requirement to report Chinese sellers’ identity and income information to the competent China tax authority in accordance with the Regulations on Internet Platform Companies’ Submission of Tax-related Information), even when mandated by applicable laws and regulations. Generally, our sellers demand that our services help them comply with complex regulatory requirements. Training our sellers and providing them with the platform tools and features they need to comply with complex regulations requires substantial time and investment. We have driven consumers away from our platforms in the past where we failed to provide adequate compliance training and platform features. Our business could be harmed if we make similar failures in the future as a result of new and changing regulations.

We face risk from third parties that allege that we infringe, or are responsible when our customers infringe, on their intellectual property rights.

Third parties frequently claim, and will continue to claim, that we infringe their intellectual property rights. For example, we have repeatedly been sued for alleged patent infringement, we are a defendant in various patent suits, and we expect to be named as a defendant in other intellectual property suits in the future. These claims involve various aspects of our business as our products and services continue to expand in scope and complexity. Such claims may be brought directly or indirectly against us and/or against our customers (who may be entitled to contractual indemnification under their contracts with us), and we face increased exposure to such claims as we enter new lines of business or acquire businesses.

We also face increasing risk from third-party claims that we are responsible for seller content that infringes their intellectual property rights. We have historically relied on laws such as the Digital Millennium Copyright Act, the Lanham Act and the Communications Decency Act to defend against liability. However, we expect to see increased liability as these laws evolve, are interpreted by courts and modified by regulators, and as we expand the scope of our business (both in terms of the range of products and services that we offer and our geographical operations) and become subject to laws in jurisdictions where the potential liability of online intermediaries like eBay are either unclear or less favorable. Any such claims, whether meritorious or not, are time-consuming and costly to defend and resolve, could require expensive changes in our methods of doing business or could require us to enter into costly royalty or licensing agreements on unfavorable terms.

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

Our use of “open source” software may subject us to certain unfavorable conditions, including conditions that: (i) we make publicly available the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, (ii) we license such modifications or derivative works under the terms of the particular open source license, (iii) we waive intellectual property rights in any innovation that is derived using the open source software, or (iv) we offer our products that incorporate the open source software for low or no cost. There is little legal precedent or authoritative guidance governing the interpretation of the terms of some open-source licenses (especially as applied to new technological contexts), so the potential impact of these terms on our business is uncertain and enforcement of these terms, or other compliance actions, may result in unanticipated obligations or restrictions regarding our products or services. We could incur significant legal expenses defending against any allegation that we failed to comply with the conditions of an open source license, and we could be subject to significant damages, enjoined from offering our products that make use of or are distributed with open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise be required to comply with the unfavorable conditions unless and until we comply with open source terms, which may not be possible in a cost-efficient manner. Any of the foregoing could disrupt our ability to offer our products, delay innovation, or materially harm our business, operating results and financial results.

Intellectual property claims may be brought directly against us and/or against our customers whom we may indemnify either because we are contractually obligated to or because we choose to do so as a business matter. Such claims, whether or not meritorious, may be time-consuming and costly to defend and resolve, and could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, cease conducting certain operations, or make substantial payments to satisfy adverse judgments or settle claims, any of which could materially harm our business.

We are subject to laws and regulations that are not primarily intended for online commerce, and governments and regulators regularly subject us to litigation, inquiries and investigations, as they seek to extend new and existing laws to reach our business model.

We are subject to a variety of laws and regulations in the United States and globally that were not designed for Internet businesses and online commerce. It is not always clear whether and how these laws and regulations apply to our business. Some examples include laws and regulations regarding property ownership, copyrights, trademarks, and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and obscenity. Many of these laws were adopted prior to the advent of, or do not adequately address, the Internet, online commerce, and the technologies our business relies upon to operate. As a result, these laws are often the subject of unpredictable judicial and regulatory interpretations and private and government claims that could harm our business.

Regulators may at any time seek to apply laws and regulations not originally intended to apply in our industry or to our operations, and they may interpret laws and regulations differently than they have in the past and in a manner adverse to our businesses. For example, numerous U.S. states and foreign jurisdictions, including California, have regulations regarding “auctions” and the handling of property by “secondhand dealers” or “pawnbrokers.” Several states and some foreign jurisdictions have attempted to apply these regulations to our business and our customers, and others may attempt to do so in the future. If successful, complying with these regulations may require operational changes that increase costs or reduce revenues, including prohibiting certain items or restricting listing formats in some locations. We could also be subject to fines or other penalties, and any negative outcome from the application or reinterpretation of a regulation not originally intended to apply in our industry could materially harm our business.

We are also regularly subject to claims, lawsuits (including class actions and individual lawsuits), government investigations, enforcement actions and other proceedings involving antitrust and unfair competition or commercial practices, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, sanctions, compliance, money transmission, financial services, commercial disputes, content generated by our users, services and other matters. The number and significance of these disputes and inquiries have increased as we have grown larger, our businesses have expanded in scope and geographic reach, and our products and services have increased in complexity.

The outcome and impact of such claims, lawsuits, government investigations, and other proceedings cannot be predicted with certainty. Determining reserves for our pending litigation and other proceedings is a complex, fact-intensive process that is subject to judgment calls. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material. These proceedings could also result in criminal sanctions, consent decrees, reputational harm, harm to our relations with various government agencies and regulators, or orders preventing us from offering certain products or services, or requiring a change in our business practices in costly ways, or requiring development of non-infringing or otherwise altered products or technologies. Even where such matters do not result in findings of wrongdoing, responding to subpoenas, investigations, audits, or other enforcement activity may require significant expenditures, impose operational constraints, or require changes to controls or practices. Any of these consequences could materially harm our business.

Our business and our sellers and buyers may be subject to evolving sales and other tax regimes in various jurisdictions, which may harm our business.

The application of indirect taxes such as sales and use tax, value-added tax (“VAT”), goods and services tax (including the “digital services tax”), business tax, withholding tax and gross receipt tax, and tax information reporting obligations to businesses like ours and to our sellers and buyers is a complex and evolving issue. Significant judgment is required to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear when and how new and existing tax regulations might apply to our business or to our sellers’ businesses. In some cases it may be difficult or impossible for us to validate information provided to us by our sellers on which we must rely to ascertain any obligations that may apply to us related to our sellers’ businesses, given the intricate nature of these regulations as they apply to particular products or services and that many of the products and services sold on our Marketplace platforms are unique or handmade. If we are found to be deficient in how we have addressed our tax obligations, our business could be adversely impacted.

Taxing authorities in certain jurisdictions, including some from which our customers transact but we otherwise do not have operations, have claimed at times that we owe unpaid taxes, including taxes on services and indirect taxes on our fees, and we expect to receive such claims in the future. While these claims have not resulted in any significant tax liabilities, we cannot guarantee that future claims will not harm our business. We pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business.

Various jurisdictions are seeking to, or have recently imposed additional reporting, record-keeping, indirect tax collection and remittance obligations, or revenue-based taxes on businesses like ours that facilitate online commerce around the globe. For example, taxing authorities in the United States and in other countries have targeted e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the internet, and have enacted laws and others are considering similar legislation. To date, 45 states, the District of Columbia and Puerto Rico have enacted Internet sales tax legislation with additional states anticipated to adopt legislation in the coming years. Our business is also subject to federal information reporting requirements for U.S. sellers. In July 2025, the One Big Beautiful Bill Act clarified federal reporting thresholds for Form 1099-K, requiring reporting of gross payments for all sellers who receive more than $20,000 and have over 200 transactions annually. However, in some cases, businesses are required to withhold and issue a Form 1099-K to certain sellers on their first transaction. Tax collection responsibility and the additional costs associated with complex sales and use tax collection, remittance and audit requirements, or reporting, could create additional burdens for buyers and sellers on our websites and mobile platforms. Moreover, any failure by us to prepare for and comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impacting our ability to do business in certain jurisdictions and harming our business.

Additionally, if requirements like these continue to change, or if they expand to additional jurisdictions, and we are unable to offer a satisfactory solution to our sellers, the increased compliance burdens or higher effective costs could make selling on our Marketplace platforms less attractive. This could negatively impact the breadth and relevance of inventory available to buyers on our platforms, and our business could be materially harmed.

We may be unable to adequately protect or enforce our own intellectual property rights.

We believe the protection of our intellectual property, including our trademarks, patents, copyrights, domain names, trade dress, and trade secrets, is important to our success. We seek to protect our intellectual property rights by relying on applicable laws and regulations in the United States and internationally, as well as a variety of administrative procedures. We also rely on contractual restrictions to protect our proprietary rights when offering or procuring products and services, including confidentiality and invention assignment agreements entered into with our employees and contractors and confidentiality agreements with parties with whom we conduct business. These confidentiality agreements may be breached and may not provide an adequate remedy in the event of unauthorized use or disclosure of confidential information or proprietary rights.

However, effective intellectual property protection may not be available in every country in which our products and services are made available, and contractual arrangements and other steps we have taken to protect our intellectual property may not prevent third parties from infringing or misappropriating our intellectual property or deter independent development of equivalent or superior intellectual property rights by others. Trademark, copyright, patent, domain name, trade dress and trade secret protections are very expensive to maintain and may require litigation. Patent protection may not be available or obtainable for our proprietary rights, particularly with respect to software, or patent applications may not issue. We must protect our intellectual property rights and other proprietary rights in a significant number of jurisdictions, a process that is expensive and time consuming and may not be successful in every jurisdiction. Also, we may not be able to discover or determine the extent of any unauthorized use of our proprietary rights. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Any failure to adequately protect or enforce our intellectual property rights, or significant costs incurred in doing so, could materially harm our business.

Our disclosures and stakeholder expectations related to environmental, social and governance matters may impose additional costs and expose us to new risks.

We have voluntarily established and publicly disclosed certain environmental, social and governance (“ESG”) goals, such as targets for waste avoidance and positive economic impacts associated with recommerce and reduced greenhouse gas emissions, including our net-zero target. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Stakeholder and regulator expectations regarding ESG matters continue to evolve and are becoming increasingly divergent among and within stakeholders, and ESG matters have been the subject of increased regulatory and stakeholder attention and emerging and evolving regulatory requirements and frameworks. The imposition of new laws, changes in laws, regulatory requirements, policies, international accords or changing interpretations thereof, changes in the enforcement priorities of regulators, and differing or competing regulations and standards across the markets in which we operate, as well as relating to matters beyond our core products and services, including environmental sustainability, climate change, human capital and employment matters, could result in higher compliance and other costs, resulting in adverse effects on our business.

Our failure to accomplish or accurately track and report on any of our stated goals, or otherwise meet evolving and varied stakeholder and regulatory expectations, could adversely affect our reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, regulatory authorities and other stakeholders. If our ESG goals or performance are perceived to be inadequate or worse than those of our competitors, if we are targeted by those who disagree with our public positions on ESG issues, or if we do not otherwise successfully manage ESG-related expectations across investors and other stakeholders, it could erode stakeholder trust, impact our reputation, subject us to litigation or shareholder activism, which could adversely affect our business and reputation.

Our costs to comply with ESG reporting requirements, including new ESG standards and initiatives in the EU, such as the Corporate Sustainability Reporting Directive, and new California climate disclosure requirements, such as the Climate Corporate Data Accountability Act and Climate-Related Financial Risk Act, the future scope and implementation of which remains uncertain, could be significant, and any failure to comply or negative reaction to the information that we disclose could expose us to liability or harm our business and reputation.

Stakeholder expectations surrounding the responsible use of AI continue to grow as data center growth associated with new AI technologies can create negative environmental and social impacts. This includes increased use of natural resources such as electricity and water, as well as impacts to communities located near AI data center operations. Failure to identify and address these stakeholder concerns and evolve corporate policies regarding the responsible use of AI may create reputational harm for eBay or otherwise damage brand value, which could negatively impact our business.

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

Financial Risks

We may have exposure to greater than anticipated tax liabilities.

The determination of our worldwide provision for income taxes and other tax liabilities requires estimation and significant judgment, and from time to time there can be transactions and calculations where the ultimate tax determination is uncertain. Like many other multinational corporations, we are subject to tax in the United States and multiple foreign jurisdictions and have structured our operations to reduce our effective tax rate. Our determination of our tax liability is always subject to audit and review by applicable domestic and foreign tax authorities, and we are currently undergoing a number of investigations, audits and reviews by taxing authorities throughout the world, including with respect to our business structure. Any adverse outcome of any such audit or review could harm our business, and the ultimate tax outcome may differ from the amounts recorded on our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While we have established reserves based on assumptions and estimates that we believe are reasonable to cover such eventualities, these reserves may prove to be insufficient.

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

Our borrowing costs have been significantly impacted by elevated interest rates in recent years. While the Federal Reserve reduced rates throughout 2025, our borrowing costs remained relatively flat. Furthermore, future fixed-rate indebtedness may still be more expensive than the existing fixed-rate debt that is coming due and being refinanced. While we had no outstanding borrowings under our revolving credit facility as of December 31, 2025, this credit facility is subject to floating interest rates and accordingly would subject us to interest rate risks in the event we borrow under it in the future. We have in the past entered, and may in the future enter, into interest rate hedging arrangements, but we can provide no assurances that these arrangements will fully mitigate the increased borrowing costs.

Investments in both fixed-rate and floating-rate interest-earning instruments are subject to varying levels of interest rate risk. As detailed in “Note 5 — Investments,” the fair market value of our fixed-rate investment securities increased in recent years due to lowering rates and natural maturities within our portfolio. In prior periods when interest rates have risen, we have seen a decrease in fair value, which may occur again in the future. Additionally, rates may decrease further, which we would expect would lead to a reduction in investment income and a corresponding increase in fair value.

We are exposed to fluctuations in foreign currency exchange rates, which could negatively impact our financial results.

Because we generate nearly half of our net revenues outside the United States but report our financial results in U.S. dollars, our financial results are impacted by fluctuations in foreign currency exchange rates, or foreign exchange rates. The results of operations of many of our internationally focused platforms are exposed to foreign exchange rate fluctuations as the financial results of the applicable subsidiaries are translated from the local currency into U.S. dollars for financial reporting purposes.

While from time to time we enter into transactions to hedge portions of our foreign currency translation exposure, it is impossible to predict or eliminate the effects of this exposure. Fluctuations in foreign exchange rates could significantly impact our financial results, which may have a significant impact on the trading price of our common stock and debt securities.

We have substantial indebtedness and we cannot guarantee that we will always generate sufficient cash flow to service our existing and future indebtedness. Failure to comply with the terms of our indebtedness could have a material adverse effect on our cash flow and liquidity.

We have a substantial amount of outstanding indebtedness and we may incur substantial additional indebtedness in the future, including under our commercial paper program, our revolving credit facility or through public or private offerings of debt securities. Our outstanding indebtedness, and any additional indebtedness that we may incur, could have a material adverse effect on our business including:

•requiring us to use a significant portion of our cash flow from operations and other available cash to service our indebtedness, thereby reducing the amount of cash available for other purposes, including capital expenditures, dividends, share repurchases, and acquisitions;
•increasing our vulnerability to downturns in our business, to competitive pressures, and to adverse changes in general economic and industry conditions;
•adverse changes in the ratings assigned to our debt securities by credit rating agencies would likely increase our borrowing costs;
•limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, share repurchases, dividends or other general corporate and other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

Our stock repurchases are discretionary and, even if effected, they may not achieve the desired objectives.

We have, from time to time, repurchased shares of our common stock under our stock repurchase program, as approved by our Board of Directors (or an authorized committee thereof). In February 2026, our Audit Committee of the Board of Directors authorized an incremental $2.0 billion under our stock repurchase program, in addition to the $5.0 billion previously authorized in 2024. As of December 31, 2025, approximately $0.8 billion remained available under for future repurchases of our common stock. The market price of our common stock has at times declined below the prices at which we repurchased shares, and there can be no assurance that any repurchases pursuant to our stock repurchase program will enhance stockholder value. In addition, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of recent and future employee equity compensation award vesting. The timing and actual number of shares repurchased depends on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash, and accordingly, our stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C: CYBERSECURITY

Risk Management and Strategy

Our approach to risk management is designed to identify, assess, prioritize and manage risk exposures that could affect our ability to execute our corporate strategy and fulfill our business objectives. As part of our comprehensive enterprise risk management (“ERM”) program, we perform risk assessments in which we map and prioritize cybersecurity risks identified through the processes described below, including risks associated with our use of third-party service providers, based on probability, immediacy and potential magnitude. We view cybersecurity risks as one of the key enterprise risks we face, and these assessments help inform our ERM strategies and oversight processes. For example, like other ecommerce companies, we face a material risk that our information technology and infrastructure may be vulnerable to cyberattacks (including ransomware attacks) or other security events, as a result of which unauthorized third parties may be able to access our personnel or users’ personal information or user payment card data that are stored on or accessible through our systems. We cannot guarantee that our information technology and infrastructure can ever be immune from these risks. For more information regarding the cybersecurity-related risks we face, see the information in “Item 1A: Risk Factors” under the caption “We face significant risk from cyberattacks and data security breaches.”

Our processes for assessing, identifying and managing cybersecurity risks and vulnerabilities are embedded across our business as part of our ERM program. Among other things, we (i) conduct audits and tests of our information systems (including reviews and assessments by independent third-party advisors) to help identify areas for continued focus and improvement; (ii) review cybersecurity threat information published by government entities and other organizations in which we participate; (iii) provide cybersecurity awareness training for all employees and enhanced training for information security and other specialized personnel; (iv) conduct phishing simulation testing of all personnel; (v) perform security risk assessments of third-party providers to evaluate controls, mitigations and contractual obligations, as well as reporting obligations in connection with cybersecurity events and other risks that could have an adverse impact on eBay data and information systems; (vi) perform security risk assessments of newly acquired companies as well as material changes to products and technologies and (vii) conduct tabletop exercises to simulate and test responses to cybersecurity events. We also maintain “responsible disclosure” and “bug bounty” programs to encourage professional security researchers to report potential security vulnerabilities to us. We use the findings from these and other processes, as well as benchmarking against industry practices, to improve our cybersecurity practices, procedures and technologies. We also have implemented and maintain cybersecurity incident response plans, which include processes to triage, assess, escalate, contain, investigate and remediate cybersecurity events, and to comply with potentially applicable legal obligations and mitigate brand and reputational damage. In addition, we maintain insurance to protect against potential losses arising from a cybersecurity event.

Governance and Oversight

Our ERM program enables our Board to establish a mutual understanding with management on the effectiveness of our cybersecurity risk management practices and capabilities, including the division of responsibilities for reviewing our risk exposure and risk tolerance, tracking emerging risks and ensuring proper escalation of certain key risks for periodic review by the Board and its committees. As part of its broader risk oversight activities, the Board oversees risks from cybersecurity threats, both directly and through its committees. As reflected in their respective charters, the Technology Committee of the Board (the “Technology Committee”) assists the Board in its management of cybersecurity and data management risks, and the Risk Committee of the Board (the “Risk Committee”) oversees our ERM function and structure, including governance structure and our guidelines and processes for risk assessment and risk management. The Audit Committee of the Board (the “Audit Committee”) also oversees our audits of our cybersecurity practices and controls, as well as our internal control over financial reporting, including with respect to financial reporting-related information systems.

As an element of its ERM oversight activities, the Risk Committee regularly reviews the results of our enterprise risk assessments, and the Technology Committee regularly reviews risk assessments relating to cybersecurity, as well as management's strategies to detect, monitor and manage such risks. The Technology Committee discusses these risks with our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) and regularly reports to the Board on the substance of these reviews and discussions. Each year, the Technology Committee also receives “deep dive” reports from our CTO and CISO on cybersecurity and data management risks, and the full Board also discusses cybersecurity risks with our CTO and CISO from time to time. In addition, our CTO and CISO may also report to the Risk Committee, Technology Committee or the full Board, as appropriate, on the management of certain cybersecurity risks and progress towards agreed mitigation goals, as well as any potential material risks from cybersecurity threats or events that have been detected by the information security team, and the remediation thereof.

We maintain an information security policy which was approved by the Board and delegates to our CISO, as head of our information security function, the authority and responsibility for managing our information security program. Our CISO reports to our CTO and is responsible for day-to-day identification, assessment and management of the cybersecurity risks we face. Along with other senior managers, our CTO and CISO are also responsible for prioritizing cybersecurity risks and developing a culture of risk-aware practices. Existing and emerging cybersecurity risks are reported to and discussed with the CTO and CISO on a regular basis and as needed based on the threat level or severity of an incident.

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

ITEM 2: PROPERTIES

We own and lease various properties in the United States and 23 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices and customer service offices. Our headquarters are located in San Jose, California and occupies approximately 0.5 million square feet. Our owned data centers are solely located in Utah. The following table presents the aggregate square footage of our owned and leased properties for our continuing operations as of December 31, 2025 (in millions):

	United States	Other Countries	Total
Owned facilities	1.1	—	1.1
Leased facilities	0.7	0.9	1.6
Total facilities	1.8	0.9	2.7

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

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “EBAY” since September 24, 1998. As of February 13, 2026, there were 2,734 holders of record of our common stock, although we believe that there are a significantly larger number of beneficial owners of our common stock.

Dividend Policy

We paid a total of $531 million and $533 million in cash dividends during the years ended December 31, 2025 and December 31, 2024, respectively. In February 2026, our Audit Committee, pursuant to delegated authority from our Board, declared a cash dividend of $0.31 per share of common stock to be paid on March 20, 2026 to stockholders of record as of March 6, 2026. The timing, declaration, amount and payment of any future cash dividends are at the discretion of the Board (or an authorized committee thereof) and will depend on many factors, including our available cash, working capital, financial condition, results of operations, capital requirements, covenants in our credit agreement, applicable law and other business considerations that the Board considers relevant.

Performance Measurement Comparison

The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) on December 31, 2020 (the last trading day for the year ended December 31, 2020) in (i) our common stock, (ii) the Nasdaq Composite Index, (iii) the S&P 500 Index and (iv) the S&P 500 Information Technology Index.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Stock repurchase activity during the three months ended December 31, 2025 was as follows:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
October 31, 2025	2,269,806	$92.08	2,269,806	$1,214,473,504
November 30, 2025	2,509,427	$82.89	2,509,427	$1,006,474,218
December 31, 2025	2,495,815	$83.34	2,495,815	$798,474,297
	7,275,048		7,275,048
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
In February 2026, our Audit Committee, pursuant to delegated authority from our Board, authorized an incremental $2.0 billion under our stock repurchase program in addition to the $5.0 billion previously authorized in 2024. Our stock repurchase program has no expiration from the date of authorization.
During the three months ended December 31, 2025, we repurchased $625 million of our common stock under our stock repurchase program. As of December 31, 2025, a total of $0.8 billion remained available for future repurchases of our common stock.
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
(2)Excludes immaterial broker commissions and excise tax accruals.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with Part I “Forward Looking Statements,” Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors,” and the consolidated financial statements and the related notes included in this report. This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

OVERVIEW

Business

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and a unique selection.

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe and to enable sellers’ access to eBay’s 135 million buyers worldwide. Our business model is designed such that we are successful when our sellers are successful. We earn revenue primarily through fees collected on paid transactions, first-party advertising and shipping.

Gross Merchandise Volume (“GMV”) grew during 2025 as we executed on our strategy, including across Focus Categories, country-specific investments, and horizontal initiatives. Improvement was driven by cross-category shopping, horizontal innovation, country-specific initiatives and growth in recommerce. The culmination of these effects, combined with consumers looking for value, offset pressure in discretionary spending across our three largest markets primarily resulting from geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates and lower consumer confidence.

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

Fiscal Year Highlights

Net revenues increased 8% to $11.1 billion compared to $10.3 billion in 2024. The increase in net revenues was primarily due to higher GMV, increased penetration of first party advertising and the ramping of our U.K. shipping program. The increase in net revenues was partially offset by lower fees in connection with our U.K. consumer-to-consumer initiative.

Operating margin decreased to 20.5% compared to 22.5% in 2024 primarily due to higher non-recurring general and administrative expenses related to legal matters and restructuring and higher costs associated with our shipping programs.

We generated cash flow from continuing operating activities of $2.0 billion in 2025 compared to $2.4 billion in 2024.

We repurchased $2.5 billion of common stock and paid $531 million in cash dividends.

We received a $225 million cash distribution related to our equity investment in Aurelia.

We issued $1.0 billion aggregate principal amount of senior notes consisting of $600 million aggregate principal amount of 4.250% fixed rate notes due 2029 and $400 million aggregate principal amount of 5.125% fixed rate notes due 2035.

We redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. We also repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 on the date of maturity.

We issued $2.0 billion aggregate principal amount of commercial paper notes and repaid the $2.5 billion aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity.

In February 2026, our Audit Committee, pursuant to delegated authority from our Board, declared a cash dividend of $0.31 per share of common stock to be paid on March 20, 2026 to stockholders of record as of March 6, 2026.

In February 2026, our Audit Committee, pursuant to delegated authority from our Board, authorized an incremental $2.0 billion under our stock repurchase program in addition to the $5.0 billion previously authorized in 2024.

In February 2026, we entered into a definitive agreement to acquire Depop, Inc., a leading C2C fashion marketplace focused on recommerce with a highly-engaged Gen Z and Millennial customer base, for approximately $1.2 billion in cash, subject to certain purchase price adjustments. The transaction is currently expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions and receipt of required regulatory approvals.

RESULTS OF OPERATIONS

We have one reportable segment, which reflects how the chief operating decision maker, our President and Chief Executive Officer, reviews and assesses performance of the business. This reportable segment includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces and our suite of mobile apps. The accounting policies of this segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this report.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
Marketplace revenues (1)	$9,107	5%	$8,648	—%	$8,669
Advertising revenues (1)	1,993	22%	1,635	13%	1,443
Net revenues	$11,100	8%	$10,283	2%	$10,112
(1)Beginning January 1, 2025, we began classifying certain immaterial revenues previously reported as Marketplace revenues as Advertising revenues. Amounts reported for 2025 reflect this updated basis of presentation. Under this updated basis of presentation, Marketplace and Advertising revenues would have been $8,592 million and $1,691 million, respectively, for 2024 and $8,618 million and $1,494 million, respectively, for 2023.

Seasonality

We expect volume on our Marketplace platforms to trend with general consumer buying patterns. Seasonal trends in net revenues have been, and we expect in the future will be, influenced by macroeconomic conditions, including tariffs and global trade policies, foreign exchange rate fluctuations, as well as new and updated products and initiatives by us and our competitors. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2023
Net revenues	$2,510	$2,540	$2,500	$2,562
% change from prior quarter	—%	1%	(2)%	2%
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%
2025
Net revenues	$2,585	$2,730	$2,820	$2,965
% change from prior quarter	—%	6%	3%	5%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
United States	$5,789	11%	$5,238	3%	$5,073
% of net revenues	52%		51%		50%

International	5,311	5%	5,045	—%	5,039
% of net revenues	48%		49%		50%

Net revenues (1)(2)	$11,100	8%	$10,283	2%	$10,112
(1)Net revenues included $41 million of hedging losses during 2025 compared to $54 million of hedging losses during 2024 and $56 million of hedging gains during 2023.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $47 million during 2025 compared to favorable impacts of $2 million and $52 million during 2024 and 2023, respectively. The effect of foreign currency exchange rate movements during 2025 compared to 2024 was primarily attributable to the weakening of the U.S. dollar against the euro and other major currencies.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2025			2024	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$11,100	$47	$11,053	$10,283	8%	7%

GMV	$79,609	$713	$78,896	$74,667	7%	6%

Take rate	13.94%			13.77%	0.17%

	Year Ended December 31,
	2024			2023	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$10,283	$2	$10,281	$10,112	2%	2%

GMV	$74,667	$430	$74,237	$73,206	2%	1%

Take rate	13.77%			13.81%	(0.04)%
(1)Net revenues included $41 million of hedging losses during 2025 compared to $54 million of hedging losses during 2024 and $56 million of hedging gains during 2023.

Net revenues increased during 2025 compared to 2024 primarily due to higher GMV, increased penetration of first party advertising and the ramping of our U.K. shipping program. The increase in net revenues was partially offset by lower fees in connection with our U.K. consumer-to-consumer initiative.

The increase in GMV during 2025 compared to 2024 was primarily driven by the continued execution of our strategic initiatives and improved U.S. consumer demand throughout 2025. GMV growth in Focus Categories, including Collectibles, Motors Parts & Accessories, Luxury, Refurbished, Apparel and Sneakers, outpaced the remainder of our Marketplace. The increase in GMV was partially offset by the impact of tariffs, including the elimination of the U.S. de minimis trade exemption.

During 2025, we experienced an increase in canceled orders as buyers and sellers adapted to new U.S. trade policies. This trend may continue depending on the state of future global trade policies and the speed with which our buyers and sellers adjust to these changes or respond to uncertainty around global trade policies. Changes in return and cancellation rates can impact our GMV growth rate and related take rate. As a result, we clarified above that our definition of GMV includes returns and cancellations. We have consistently included returns and cancellations in our previously reported GMV.

In the United States, GMV growth was driven by the continued execution of our strategic initiatives and favorable trends in consumer demand as reflected in the broad-based strength across categories, with particularly strong performance in Collectibles. The increase in GMV was also attributable to increases in both sold items and average selling price, the expansion of the Klarna buyer payment option and efficiency in lower-funnel marketing spend.

International GMV growth was primarily driven by cross-border trade, led by increased exports from Greater China and Japan into our major markets. In the U.K., volume increased following recent enhancements to our consumer-to-consumer initiative. These increases were partially offset by continued challenging macroeconomic conditions across international markets through 2025.

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

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
Cost of net revenues (1)(2)	$3,169	10%	$2,880	2%	$2,833
% of net revenues	29%		28%		28%
(1)Cost of net revenues were net of immaterial hedging activity during 2025, 2024 and 2023, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $21 million on cost of net revenues during 2025 compared to unfavorable impacts of $7 million and $2 million during 2024 and 2023, respectively.

The increase in cost of net revenues during 2025 compared to 2024 was primarily due to increases of $108 million in shipping costs, $61 million in cost of promoted listings products, $55 million in depreciation expense due to the prior year benefit related to the change in useful lives of our servers and networking equipment, $37 million in customer support costs, $32 million in payment processing costs and $11 million in authentication costs, partially offset by a $37 million benefit from the settlement of a multi-year contract and a $35 million decrease in indirect tax expense.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
Sales and marketing	$2,394	3%	$2,319	5%	$2,217
% of net revenues	22%		23%		22%
Product development	1,642	11%	1,479	(4)%	1,544
% of net revenues	15%		14%		15%
General and administrative	1,198	31%	914	(24)%	1,196
% of net revenues	11%		9%		12%
Transaction losses	396	12%	353	(2)%	360
% of net revenues	4%		3%		4%
Amortization of acquired intangible assets	24	**	20	**	21
Total operating expenses (1)	$5,654	11%	$5,085	(5)%	$5,338
(1)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $34 million on operating expenses during 2025 compared to an unfavorable impact of $9 million during 2024 and a favorable impact of $16 million during 2023.
**    Percentage change not meaningful

Sales and Marketing

Sales and marketing expenses primarily consist of marketing program costs, employee compensation (including stock-based compensation), certain user coupons and rewards, contractor costs, facilities costs and depreciation on equipment. Marketing program costs represent promotional expenses incurred across various channels, such as paid search, affiliate marketing, display advertising, brand campaigns and buyer/seller communications.

The increase in sales and marketing expenses during 2025 compared to 2024 was primarily due to increases of $30 million in employee-related costs and $23 million due to the unfavorable impact of foreign currency movements.

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

The increase in product development expenses during 2025 compared to 2024 was primarily due to an increase in employee-related costs.

Capitalized platform development costs were $134 million and $108 million in 2025 and 2024, respectively. These costs are primarily reflected as a cost of net revenues when amortized in future periods.

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

The increase in general and administrative expenses during 2025 compared to 2024 was primarily due to $91 million of senior leader transitions and restructuring costs, $61 million of legal accruals recorded during 2025, $56 million in employee-related costs and legal accrual releases in 2024 of $56 million.

Transaction Losses

Transaction losses consists primarily of losses resulting from our buyer protection programs, chargebacks for unauthorized credit card use, and merchant related chargebacks due to non-delivery of goods or services. We expect our transaction losses to fluctuate depending on many factors, including changes to our protection programs, macroeconomic conditions and volume.

The increase in transaction losses during 2025 compared to 2024 was primarily driven by volume as well as the ramping of shipping programs and unfavorable fluctuations in buyer and seller fraud and recovery rates.

Gain (loss) on equity investments and warrants, net

Gain (loss) on equity investments and warrants, net primarily consists of gains and losses related to our various types of equity investments, including our equity investments in Adevinta ASA (“Adevinta”), Adyen N.V. (“Adyen”), Aurelia, Gmarket Global LLC (“Gmarket”), and gains and losses due to changes in fair value of the warrant received from Adyen. The following table presents Gain (loss) on equity investments and warrants, net for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
Unrealized change in fair value of equity investment in Adevinta	$—	(100)%	$(234)	(113)%	$1,782
Realized change in fair value of shares sold in Adevinta	—	(100)%	78	100%	—
Realized change in fair value of shares sold in Adyen	—	(100)%	(57)	(100)%	—
Realized change in fair value of shares sold in Aurelia	—	(100)%	(11)	(100)%	—
Unrealized change in fair value of equity investment in Gmarket	—	(100)%	(12)	88%	(96)
Realized change in fair value of shares sold in Gmarket	—	**	(1)	**	—
Gain (loss) on other investments	10	233%	3	175%	(4)
Change in fair value of warrants	(5)	(103)%	158	5%	150
Total gain (loss) on equity investments and warrants, net	$5	(107)%	$(76)	(104)%	$1,832
**    Percentage change not meaningful

The change in Gain (loss) on equity investments and warrants, net during 2025 compared to 2024 was primarily due to lower activity in 2025 following the sale of our investments in Adevinta, Adyen, and Gmarket in 2024, including the exercise of the Adyen warrant. Refer to “Note 5 — Investments” for further details about our equity investments.

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

	Year Ended December 31,
	2025	% Change	2024	% Change	2023
Interest expense	$(246)	(5)%	$(259)	(2)%	$(263)
Percentage of net revenues	(2)%		(3)%		(3)%

Interest income	$265	(3)%	$272	33%	$204
Foreign exchange and other	6	**	23	**	(7)
Total interest income and other, net	$271	(8)%	$295	50%	$197
Percentage of net revenues	2%		3%		2%
**    Percentage change not meaningful

Interest expense decreased during 2025 compared to 2024 primarily due to a lower average notional amount of outstanding debt.

Interest income decreased during 2025 compared to 2024 primarily due to a lower average notional amount of fixed-income investments.

Income Tax Provision

The following table presents provision for income taxes and effective tax rate for the periods indicated (in millions, except percentages):

	Year Ended December 31,
	2025	2024	2023
Income tax provision	$311	$297	$932
Effective tax rate	13.5%	13.0%	25.1%

The increase in our effective tax rate for 2025 compared to 2024 was primarily driven by lower benefits in 2025 resulting from audit settlements and the net impact of the One Big Beautiful Bill Act, relative to the benefits from the sale of Gmarket recognized in 2024. These effects were partially offset by increased excess tax benefits on stock-based compensation.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although there are inherent uncertainties in these examinations.

Liquidity and Capital Resources

Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,009	$2,414	$2,431
Continuing investing activities	1,420	2,213	240
Continuing financing activities	(3,661)	(3,806)	(2,450)
Effect of exchange rates on cash, cash equivalents and restricted cash	51	(28)	5
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	(50)	—	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(231)	$793	$221

Continuing Operating Activities

Our operating cash flows arise primarily from cash received from our customers on our Marketplace platforms, offset by cash payments for sales and marketing, employee compensation and payment processing expenses.

Cash provided by continuing operating activities of $2.0 billion in 2025 compared to $2.4 billion in 2024 was primarily due to an increase in cash paid for income taxes of $685 million and other working capital movements, partially offset by an $817 million increase in net revenues.

Continuing Investing Activities

Cash provided by continuing investing activities of $1.4 billion in 2025 was primarily attributable to proceeds of $8.7 billion from the maturities and sales of investments, partially offset by cash paid for investments of $6.7 billion and property and equipment of $525 million.

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

Continuing Financing Activities

Cash used in continuing financing activities of $3.7 billion in 2025 was primarily driven by common stock repurchases of $2.5 billion, debt repayments of $2.4 billion related to commercial paper and $1.2 billion related to our 5.900% and 1.900% senior notes due 2025 and $531 million of cash dividends paid, partially offset by borrowing under our commercial paper program of $2.0 billion, proceeds from debt issuances of $1.0 billion and net funds receivable and payable activity of $200 million.

Cash used in continuing financing activities of $3.8 billion in 2024 was primarily driven by common stock repurchases of $3.1 billion, debt repayments of $750 million related to our 3.450% senior notes due 2024 and $533 million of cash dividends paid, partially offset by borrowing under our commercial paper program of $441 million and net funds receivable and payable activity of $305 million.

The positive and negative effects of exchange rate movements on cash, cash equivalents and restricted cash during 2025 and 2024, respectively, was due to the weakening and strengthening, respectively, of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of December 31, 2025 and 2024, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $4.8 billion and $7.2 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $1,017 million and $763 million, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” on our consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $171 million and $90 million, respectively. We believe these assets, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

Senior Notes

In 2025, we issued $1.0 billion aggregate principal amount of senior notes, consisting of $600 million aggregate principal amount of 4.250% fixed rate notes due 2029 and $400 million aggregate principal amount of 5.125% fixed rate notes due 2035.

In 2025, we redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. Total cash consideration paid was $425 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes on the date of maturity.

In 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity.

In 2023, we repaid the $1.2 billion aggregate principal amount of our previously outstanding floating rate and 2.750% senior notes on the date of maturity.

As of December 31, 2025, we had fixed-rate senior notes outstanding with an aggregate principal amount of $6.8 billion, with $0.8 billion payable within 12 months. Future interest payments associated with the senior notes totaled an aggregate of $2.6 billion, with an aggregate of $237 million payable within 12 months. The net proceeds from the issuances of these senior notes were used for general corporate purposes, including, among other things, capital expenditures, share repurchases, repayment of indebtedness and acquisitions.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. In 2025, we issued $2.0 billion aggregate principal amount of commercial paper notes, of which $1.6 billion aggregate principal amount had original maturities 90 days or less and $0.4 billion aggregate principal amount had original maturities greater than 90 days and we repaid the $2.5 billion aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity. As of December 31, 2025, we had no commercial paper notes outstanding.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 9 — Debt” to the consolidated financial statements included in this report. As of December 31, 2025, we had no commercial paper notes outstanding; therefore, $2.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Leases

We have operating leases for office space, data centers, as well as other corporate assets that we utilize under lease arrangements. As of December 31, 2025, we had fixed lease payment obligations of $492 million, with $137 million payable within 12 months. For additional details related to our leases, please see “Note 10 — Leases” to the consolidated financial statements included in this report.

Purchase Obligations

Purchase obligation amounts include minimum purchase commitments for advertising, capital expenditures (including for computer equipment, software applications, engineering development services, construction contracts and transportation-related assets) and other goods and services entered into in the ordinary course of business. As of December 31, 2025, we had purchase obligations of $271 million, with $164 million payable within 12 months.

Income Taxes

The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

As of December 31, 2025, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $650 million. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 14 — Income Taxes” to the consolidated financial statements included in this report.

Acquisition of Depop, Inc.

In February 2026, we entered into a definitive agreement to acquire Depop, Inc. for approximately $1.2 billion in cash, subject to certain purchase price adjustments. The transaction is currently expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions and receipt of required regulatory approvals. We intend to fund the transaction with cash on hand.

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

During 2025, we repurchased $2.5 billion of our common stock under our stock repurchase program. As of December 31, 2025, a total of $0.8 billion remained available for future repurchases of our common stock. See “Note 12 — Stockholders’ Equity” to the consolidated financial statements included in this report for more information about our stock repurchase program.

In February 2026, our Audit Committee, pursuant to delegated authority from our Board, authorized an incremental $2.0 billion under our stock repurchase program in addition to the $5.0 billion previously authorized in 2024. Our stock repurchase program has no expiration from the date of authorization.

Dividends

We paid a total of $531 million and $533 million in cash dividends in 2025 and 2024, respectively. In February 2026, our Audit Committee, pursuant to delegated authority from our Board, declared a cash dividend of $0.31 per share of common stock to be paid on March 20, 2026 to stockholders of record as of March 6, 2026.

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

We have entered into various indemnification agreements and, in the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations. It is not possible to determine the maximum potential loss under these various indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recognized on our consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively. See “Note 11 — Commitments and Contingencies” to the consolidated financial statements included in this report for more information about our indemnification provisions.

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

Transaction Losses

Transaction losses primarily include claims related to our buyer protection programs, chargebacks for unauthorized credit card use and merchant related resulting from non-delivery of goods or services. Estimating future transaction losses requires significant judgment as actual losses are dependent on uncertain events and outcomes. In developing our estimate, we consider several key factors including: (1) historical loss experience and its relevance in estimating expected future losses; (2) whether recent changes in buyer protection claims and chargeback activity represent temporary fluctuations or sustained trends; (3) impact of changes in transaction volume and mix on expected loss rates; (4) effect of modifications to buyer protection programs; and (5) the expected outcome and timing of dispute resolution and chargeback activity. Changes in judgment with respect to these assumptions could impact the timing or amount of transaction losses.

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

Deferred tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates that are based on a number of factors, including our historical experience and short-range and long-range business forecasts. As of December 31, 2025, we had a valuation allowance on certain net operating loss and tax credit carryforwards based on our assessment that it is more likely than not that the deferred tax asset will not be realized.

We recognize and measure uncertain tax positions in accordance with generally accepted accounting principles in the United States, or GAAP, pursuant to which we only recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized on the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. GAAP further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the quarter in which such change occurs. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Based on our results for the year ended December 31, 2025, a one-percentage point change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of $23 million, resulting in an approximate $0.05 change in diluted earnings per share.

Goodwill

The purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recognized as goodwill.

As of December 31, 2025, our goodwill totaled $4.5 billion. We assess the impairment of goodwill of our reporting unit annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is tested for impairment at the reporting unit level by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using market and discounted cash flow approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow approach uses expected future operating results. The market approach uses comparable company information to determine revenue and earnings multiples to value our reporting unit. Failure to achieve these expected results or market multiples may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2025 and 2024. As of December 31, 2025, we determined that no impairment of the carrying value of goodwill was required. See “Note 3 — Goodwill” to the consolidated financial statements included in this report.

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

From time to time, we are involved in disputes and regulatory inquiries that arise in the ordinary course of business. We are currently involved in legal proceedings, some of which are discussed in “Note 11 — Commitments and Contingencies” to the consolidated financial statements included in this report. We believe that we have meritorious defenses to the claims against us, and we intend to defend ourselves vigorously. However, even if successful, our defense against certain actions will be costly and could require significant amounts of management’s time and result in the diversion of significant operational resources. If the plaintiffs were to prevail on certain claims, we might be forced to pay significant damages and licensing fees, modify our business practices or even be prohibited from conducting a significant part of our business. Any such results could materially harm our business and could result in a material adverse impact on the financial position, results of operations or cash flows.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, corporate bonds, commercial paper and government and agency securities. As of December 31, 2025, approximately 42% of our total cash and investments was held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of December 31, 2025, the balance of our corporate bonds, commercial paper and government and agency securities was $2.9 billion, which represented approximately 42% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $30 million and $49 million as of December 31, 2025 and 2024, respectively.

Further changes in interest rates will impact “Interest expense” on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact “Interest expense.” For additional details related to our debt, see “Note 9 — Debt” to our consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of “Gain (loss) on equity investments and warrants, net,” our share of the net income or loss of the equity investments accounted for under the equity method of accounting and the change in fair value of the equity investments accounted for under the fair value option. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in “Gain (loss) on equity investments and warrants, net.”

As of December 31, 2025, our equity investments totaled $929 million, which represented approximately 14% of our total cash and investments, and primarily related to our equity investment in Adevinta.

For additional details related to our investments, please see “Note 5 — Investments” to our consolidated financial statements included in this report.

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

We have a foreign exchange exposure management program designed to identify material foreign currency exposures, manage these exposures and reduce the potential effects of currency fluctuations on our reported consolidated statement of cash flows and results of operations through the purchase of foreign currency exchange contracts. The effectiveness of the program and resulting usage of foreign exchange derivative contracts is at times limited by our ability to achieve cash flow hedge accounting. For additional details related to our derivative instruments, please see “Note 6 — Derivative Instruments” to our consolidated financial statements included in this report.

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but cannot eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the derivative’s gain or loss is initially reported as a component of “Accumulated other comprehensive income” (“AOCI”) and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings on our consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of December 31, 2025. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset/(Liability)	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$15	$(89)
Foreign exchange contracts - Not designated for hedge accounting	$4	$(34)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an immaterial adverse impact on income before income taxes as of December 31, 2025.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management’s annual report on internal control over financial reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15(a)1 of this Annual Report on Form 10-K.

ITEM 9B: OTHER INFORMATION

On November 20, 2025, Jamie Iannone, our President and Chief Executive Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until November 6, 2026, subject to customary exceptions. His 10b5-1 Plan provides for sales from time to time of a portion of his shares of eBay common stock, up to a maximum of 240,000 shares in the aggregate.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

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

ITEM 11: EXECUTIVE COMPENSATION

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our Proxy Statement for our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2025.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

a.The following documents are filed as part of this report:

Page Number
1. Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	59
Consolidated Balance Sheet	61
Consolidated Statement of Income	62
Consolidated Statement of Comprehensive Income	63
Consolidated Statement of Stockholders’ Equity	64
Consolidated Statement of Cash Flows	65
Notes to Consolidated Financial Statements	67

2. Financial Statement Schedule
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

3. Exhibits Required by Item 601 of Regulation S-K
The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.	112

b.The information required by this Item is set forth in the Index to Exhibits that precedes the signature page of this Annual Report.

c.Financial Statement Schedule and Separate Financial Statements of Subsidiaries Not Consolidated and
Fifty Percent or Less Owned Persons

Adevinta was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended December 31, 2023 (though not for the fiscal year ended December 31, 2024). As such, pursuant to Rule 3-09 of Regulation S-X, separate financial statements of Adevinta for the fiscal year ended December 31, 2023 and for the interim period ended March 31, 2024 (during and as of which periods eBay’s investment in Adevinta was accounted for by eBay pursuant to the equity method) are required to be filed with eBay’s Annual Report on Form 10-K, or by amendment to the Form 10-K, within six months of Adevinta’s fiscal year end. Accordingly, financial statements of Adevinta as of and for the interim period ended March 31, 2024 (unaudited) and as of and for the year ended December 31, 2023 (audited) are provided as Exhibits 99.01 and 99.02 to this Annual Report on Form 10-K, respectively.

ITEM 16: FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of eBay Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of eBay Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for Income Taxes

As described in Notes 1 and 14 to the consolidated financial statements, the Company recorded an income tax provision of $311 million for the year ended December 31, 2025, and has deferred tax assets of $3,929 million, deferred tax liabilities of $2,246 million and unrecognized tax benefits of $521 million as of December 31, 2025. As disclosed by management, the Company’s annual tax rate is based on income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates. Significant judgment is required by management in determining the Company’s tax expense and in evaluating tax positions, including evaluating uncertainties and the complexity of taxes on foreign earnings. Management accounts for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the financial statements or tax returns. Management reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. Tax laws are complex and subject to different interpretations by the taxpayer and respective government taxing authorities.

The principal considerations for our determination that performing procedures relating to accounting for income taxes is a critical audit matter are (i) the significant judgment by management when determining the income tax provision, deferred tax assets, deferred tax liabilities and unrecognized tax benefits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to these account balances and tax positions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to income taxes, including management’s controls over the income tax provision, measurement and recognition of deferred tax assets and liabilities, and the identification of unrecognized tax benefits. These procedures also included, among others (i) testing the income tax provision, including the effective tax rate reconciliation and certain permanent and temporary differences; (ii) testing the completeness and accuracy of underlying data used in measuring and recognizing deferred tax assets and liabilities; (iii) evaluating the completeness of management’s assessment of the identification of and changes in uncertain tax positions and the status and results of income tax audits with the relevant tax authorities; and (iv) evaluating the impact of taxes on foreign earnings in certain jurisdictions, including the calculation of U.S. minimum taxes on foreign earnings, and the deferred tax benefit derived from the amortization of the Company’s intellectual property. Professionals with specialized skill and knowledge were used to assist in testing the calculation of taxes on foreign earnings.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 19, 2026

We have served as the Company’s auditor since 1997.

eBay Inc.
CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024
	(In millions, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,867	$2,433
Short-term investments	1,052	3,457
Customer accounts and funds receivable	1,280	962
Other current assets	887	715
Total current assets	5,086	7,567
Long-term investments	2,767	2,439
Property and equipment, net	1,338	1,263
Goodwill	4,467	4,269
Operating lease right-of-use assets	428	427
Deferred tax assets	2,959	2,936
Other assets	565	464
Total assets	$17,610	$19,365
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$750	$1,673
Accounts payable	242	257
Customer accounts and funds payable	1,280	1,018
Accrued expenses and other current liabilities	2,257	2,184
Income taxes payable	108	966
Total current liabilities	4,637	6,098
Operating lease liabilities	315	320
Deferred tax liabilities	1,472	1,405
Long-term debt	5,996	5,752
Other liabilities	575	632
Total liabilities	12,995	14,207
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 449 and 471 shares outstanding	2	2
Additional paid-in capital	18,785	18,289
Treasury stock at cost, 1,307 and 1,274 shares	(53,807)	(51,290)
Retained earnings	39,428	37,951
Accumulated other comprehensive income	207	206
Total stockholders’ equity	4,615	5,158
Total liabilities and stockholders’ equity	$17,610	$19,365
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF INCOME

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Net revenues	$11,100	$10,283	$10,112
Cost of net revenues	3,169	2,880	2,833
Gross profit	7,931	7,403	7,279
Operating expenses:
Sales and marketing	2,394	2,319	2,217
Product development	1,642	1,479	1,544
General and administrative	1,198	914	1,196
Transaction losses	396	353	360
Amortization of acquired intangible assets	24	20	21
Total operating expenses	5,654	5,085	5,338
Income from operations	2,277	2,318	1,941
Interest and other:
Gain (loss) on equity investments and warrants, net	5	(76)	1,832
Interest expense	(246)	(259)	(263)
Interest income and other, net	271	295	197
Income from continuing operations before income taxes	2,307	2,278	3,707
Income tax provision	(311)	(297)	(932)
Income from continuing operations	1,996	1,981	2,775
Income (loss) from discontinued operations, net of income taxes	35	(6)	(8)
Net income	$2,031	$1,975	$2,767

Income (loss) per share - basic:
Continuing operations	$4.35	$4.00	$5.24
Discontinued operations	0.08	(0.01)	(0.02)
Net income per share - basic	$4.43	$3.99	$5.22

Income (loss) per share - diluted:
Continuing operations	$4.26	$3.95	$5.21
Discontinued operations	0.08	(0.01)	(0.02)
Net income per share - diluted	$4.34	$3.94	$5.19

Weighted average shares:
Basic	459	496	530
Diluted	468	501	533
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net income	$2,031	$1,975	$2,767
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation adjustment	48	(76)	(16)
Unrealized gains on investments, net	24	38	53
Tax expense on unrealized gains on investments, net	(6)	(9)	(11)
Unrealized gains (losses) on hedging activities, net	(82)	88	(127)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	17	(20)	27
Other comprehensive income (loss), net of tax	1	21	(74)
Comprehensive income	$2,032	$1,996	$2,693
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Common stock:
Balance, beginning of year	$2	$2	$2
Common stock issued	—	—	—
Common stock repurchased	—	—	—
Balance, end of year	2	2	2
Additional paid-in-capital:
Balance, beginning of year	18,289	17,792	17,279
Common stock and stock-based awards issued	141	87	83
Tax withholdings related to net share settlements of restricted stock awards and units	(274)	(199)	(161)
Stock-based compensation	610	590	575
Other	19	19	16
Balance, end of year	18,785	18,289	17,792
Treasury stock at cost:
Balance, beginning of year	(51,290)	(48,114)	(46,702)
Common stock repurchased	(2,517)	(3,176)	(1,412)
Balance, end of year	(53,807)	(51,290)	(48,114)
Retained earnings:
Balance, beginning of year	37,951	36,531	34,315
Net income	2,031	1,975	2,767
Dividends and dividend equivalents declared	(554)	(555)	(551)
Balance, end of year	39,428	37,951	36,531
Accumulated other comprehensive income:
Balance, beginning of year	206	185	259
Change in unrealized gains on investments	24	38	53
Change in unrealized gains (losses) on derivative instruments	(82)	88	(127)
Foreign currency translation adjustment	48	(76)	(16)
Tax benefit (provision) on above items	11	(29)	16
Balance, end of year	207	206	185
Total stockholders’ equity	$4,615	$5,158	$6,396
Number of shares:
Common stock - shares outstanding:
Balance, beginning of year	471	517	539
Common stock issued	11	10	10
Common stock repurchased	(33)	(56)	(32)
Balance, end of year	449	471	517

Dividends and dividend equivalents declared per share or restricted stock unit	$1.16	$1.08	$1.00
The accompanying notes are an integral part of these consolidated financial statements.

eBay Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Cash flows from operating activities:
Net income	$2,031	$1,975	$2,767
(Income) loss from discontinued operations, net of income taxes	(35)	6	8
Adjustments:
Transaction losses	396	353	360
Depreciation and amortization	407	324	403
Stock-based compensation	607	588	575
Loss (gain) on investments and other, net	(17)	8	(7)
Deferred income taxes	44	(874)	255
Change in fair value of warrants	5	(158)	(150)
Change in fair value of equity investment in Adevinta	—	156	(1,782)
Change in fair value of equity investment in Adyen	—	57	—
Change in fair value of equity investment in Gmarket	—	13	96
Changes in assets and liabilities, net of acquisition effects
Other current assets	(153)	67	(319)
Other non-current assets	48	37	474
Accounts payable	(4)	(8)	15
Accrued expenses and other liabilities	(335)	(644)	(212)
Income taxes payable and other tax liabilities	(985)	514	(52)
Net cash provided by continuing operating activities	2,009	2,414	2,431
Net cash used in discontinued operating activities	(50)	—	(5)
Net cash provided by operating activities	1,959	2,414	2,426
Cash flows from investing activities:
Purchases of property and equipment	(525)	(458)	(456)
Purchases of investments	(6,735)	(13,855)	(13,874)
Maturities and sales of investments	8,661	12,306	14,502
Exercise of options under warrant	—	(108)	—
Proceeds from sale of shares in Adevinta, net	—	2,410	—
Proceeds from sale of shares in Adyen, net	—	573	—
Proceeds from sale of shares in Aurelia, net	—	1,036	—
Proceeds from sale of shares in Gmarket, net	—	322	—
Proceeds from sale of shares in KakaoBank, net	—	—	106
Shareholder distributions from equity investments	227	—	—
Acquisitions and other	(208)	(13)	(38)
Net cash provided by investing activities	1,420	2,213	240
Cash flows from financing activities:
Proceeds from issuance of common stock	141	92	83
Repurchases of common stock	(2,500)	(3,149)	(1,401)
Payments for taxes related to net share settlements of restricted stock units and awards	(273)	(188)	(171)
Payments for dividends	(531)	(533)	(528)
Proceeds from issuance of senior notes, net	994	—	—
Repayment of senior notes	(1,225)	(750)	(1,150)
Proceeds from issuance of commercial paper	1,994	441	—
Repayment of commercial paper	(2,435)	—	—
Net funds receivable and payable activity	200	305	717
Other	(26)	(24)	—
Net cash used in financing activities	(3,661)	(3,806)	(2,450)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	51	(28)	5

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Net increase (decrease) in cash, cash equivalents and restricted cash	(231)	793	221
Cash, cash equivalents and restricted cash at beginning of period	3,286	2,493	2,272
Cash, cash equivalents and restricted cash at end of period	$3,055	$3,286	$2,493

Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$256	$264	$275
The following table reconciles cash, cash equivalents and restricted cash as reported on the consolidated balance sheet to the total of the same amounts presented on the consolidated statement of cash flows as of the dates indicated:

	December 31,
	2025	2024	2023
	(In millions)
Cash and cash equivalents	$1,867	$2,433	$1,985
Customer accounts (including restricted cash of $372, $238 and $0, respectively)	1,017	763	481
Restricted cash included in other current assets	170	88	23
Restricted cash included in other assets	1	2	4
Cash, cash equivalents and restricted cash	$3,055	$3,286	$2,493
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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including but not limited to those related to transaction losses, legal contingencies, income taxes, revenue recognition, stock-based compensation, investments, including Level 3 investments, warrants and the recoverability of goodwill. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

For equity method investments, our share of the investees’ results of operations is included in “Gain (loss) on equity investments and warrants, net” and investment balances are included in “Long-term investments.” For equity method investments under the fair value option, the change in fair value of the investment is included in “Gain (loss) on equity investments and warrants, net” and investment balances are included in “Long-term investments.” Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value, under an election, or at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment. For investments in entities where we hold less than a 20% ownership interest, the change in fair value of, or any impairment related to the investment is included in “Gain (loss) on equity investments and warrants, net” and investment balances are included in “Long-term investments.”

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

Revenues related to shipping services are recognized based on whether we act as the principal and are responsible for fulfilling the promise to provide the specified services or whether we act as an agent arranging for those services to be provided by our partners. Determining whether we are acting as a principal or an agent in these contracts may require significant judgment. When we act as the principal, we recognize revenue on a gross basis over time, from the point of checkout to the point of delivery, based on the consideration received from the customer, whereas when we act as an agent, we recognize revenue net of the consideration due to our partners at a point in time when the services are provided.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Internal use software costs

Platform development costs, including direct labor and stock-based compensation, are capitalized and amortized over an estimated useful life of one to three years. During the years ended December 31, 2025 and 2024, we capitalized $134 million and $108 million, respectively. Amortization of previously capitalized amounts was $114 million, $114 million and $123 million for 2025, 2024 and 2023, respectively.

Direct costs incurred to develop cloud computing arrangements were immaterial for the years ended December 31, 2025, 2024 and 2023.

Costs related to the design or maintenance of internal use software are expensed as incurred.

Marketing expense

We expense marketing costs according to the terms of each agreement, typically when incurred or over the period during which the advertising space or airtime is used, in each case, as a component of “Sales and marketing” on our consolidated statement of income. Marketing expense totaled $1.4 billion, $1.4 billion and $1.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-based compensation

We have equity incentive plans under which we grant equity awards, including stock options, restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”), to our directors, officers and employees. We primarily issue RSUs. We determine compensation expense associated with RSUs based on the fair value of our common stock on the date of grant. We determine compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes valuation model. We generally recognize compensation expense using a straight-line amortization method over the respective vesting period for awards that are ultimately expected to vest. Accordingly, stock-based compensation expense for 2025, 2024 and 2023 has been reduced for estimated forfeitures. When estimating forfeitures, we consider voluntary termination behaviors as well as trends of actual option forfeitures. We recognize a benefit or provision from stock-based compensation in earnings as a component of “Income tax provision” to the extent that an incremental tax benefit or deficiency is realized by following the ordering provisions of the tax law.

Transaction losses

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
We are exposed to credit losses from customer accounts and funds receivable balances held by third party financial institutions and payment processors. We assess these balances for credit loss based on a review of the average period for which the funds are held, current credit ratings and our assessment of the probability of default and loss given default models. In 2025, 2024, and 2023, no credit-related losses were recognized.

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

We account for income taxes using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized on our financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. If necessary, the measurement of deferred tax assets is reduced by the amount of any tax benefits that are not expected to be realized based on available evidence.

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

We consider cash to be restricted when withdrawal or general use is legally restricted. We hold restricted cash in segregated bank accounts for purposes of safeguarding customer funds, for our global sabbatical program and for certain amounts related to other compensation arrangements held in escrow.

Investments

“Short-term investments” are primarily comprised of corporate bonds, commercial paper and government and agency securities. “Short-term investments” are investments with maturities of less than one year, are classified as available-for-sale and are reported at fair value using the specific identification method.

“Long-term investments” are primarily comprised of corporate bonds, government and agency securities, equity investments under the fair value option, equity investments under the equity method of accounting and equity investments without readily determinable fair values. Debt securities are classified as available-for-sale and are reported at fair value using the specific identification method.

Unrealized gains and losses on our available-for-sale debt securities are excluded from earnings and reported as a component of “Other comprehensive income (loss),” net of related estimated income tax provisions or benefits. We periodically assess our portfolio of debt investments for impairment. For debt securities in an unrealized loss position, this assessment first takes into account our intent to sell, or whether it is more likely than not that we will be

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through “Interest income and other, net.” For debt securities in an unrealized loss position that do not meet the aforementioned criteria, we assess whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss may exist, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses will be recognized through “Interest income and other, net,” limited by the amount that the fair value is less than the amortized cost basis. Any additional impairment not recognized through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recognized as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. These changes are recognized in “Interest income and other, net.”

Our equity investments include equity investments with readily determinable fair values, equity investments without readily determinable fair values and equity investments under the equity method of accounting, including those in which the fair value option has been elected. Our equity investment in Adevinta is described in a separate section under “Equity investment in Adevinta” in this Note.

Equity investments with readily determinable fair values are investments in publicly-traded companies for which we do not exercise significant influence and are measured at fair value based on the respective closing stock price and prevailing foreign exchange rate, as applicable, at the period end date. Equity investments with readily determinable fair values are classified within Level 1 in the fair value hierarchy as the valuation can be obtained from real time quotes in active markets. Subsequent changes in fair value are recognized in “Gain (loss) on equity investments and warrants, net.”

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. We perform a qualitative fair value assessment on a quarterly basis over our equity investments without readily determinable fair values to identify any changes in basis or impairments. Equity investments without readily determinable fair values are considered impaired when there is an indication that the fair value of our interest is less than the carrying amount. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income. Equity investments without readily determinable fair values are presented within “Long-term investments” on our consolidated balance sheet.

We account for equity investments through which we exercise significant influence but do not have control over the investee under the equity method or under the fair value option.

For equity method investments, our consolidated statement of income includes, as a component of “Gain (loss) on equity investments and warrants, net,” our share of the net income or loss of the investee. We perform a qualitative impairment assessment on a quarterly basis over our equity method investments. Equity method investments are considered impaired when there is an indication of an other-than-temporary decline in value below the carrying amount. Impairments and any other adjustments to equity method investments are recognized in “Gain (loss) on equity investments and warrants, net.” Equity method investments are presented within “Long-term investments” on our consolidated balance sheet.

Equity investments under the fair value option are measured at fair value based on a quarterly valuation analysis or using the net asset value per share (or its equivalent) practical expedient. Equity investments measured at fair value based on a quarterly valuation analysis are classified within Level 3 in the fair value hierarchy, as the valuation reflects management’s estimate of assumptions that market participants would use in pricing the equity investment. Equity investments measured at fair value using the net asset value per share (or its equivalent) practical expedient are not classified in the fair value hierarchy. Subsequent changes in fair value are recognized in

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
“Gain (loss) on equity investments and warrants, net.” Equity investments under the fair value option are presented within “Long-term investments” on our consolidated balance sheet.

Refer to “Note 5 — Investments” and “Note 7 — Fair Value Measurement of Assets and Liabilities” for additional details.

Equity investment in Adevinta

At the initial recognition of our equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value were recognized in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income. On May 29, 2024, we completed the previously announced sale of our stake in Adevinta in exchange for cash and shares of a new entity, Aurelia.

Refer to “Note 5 — Investments” and “Note 7 — Fair Value Measurement of Assets and Liabilities” for additional details.

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

Operating leases are included in “Operating lease right-of-use assets”, “Accrued expenses and other current liabilities” and “Operating lease liabilities” on our consolidated balance sheets.

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation. Depreciation for equipment, buildings and leasehold improvements commences once they are ready for our intended use. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally, one to four years for computer equipment and software, up to thirty years for buildings and building improvements, the shorter of five years or the term of the lease for leasehold improvements and three years for furniture and fixtures. Land is not depreciated.

Goodwill

Goodwill is tested for impairment at a minimum on an annual basis at the reporting unit level. A qualitative assessment can be performed to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. The fair value of the reporting unit is estimated using income and market approaches. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of our reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics may cause a future impairment of goodwill at the reporting unit. We conducted our annual impairment test of goodwill as of August 31, 2025 and 2024 and determined that no adjustment to the carrying value of goodwill was required.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Impairment of long-lived assets

We evaluate long-lived assets (including leases) for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the undiscounted future net cash flow the asset is expected to generate. In 2025, 2024, and 2023, no impairment was recognized.

Foreign currency

Most of our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated into U.S. dollars using exchange rates prevailing at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. Gains and losses resulting from the translation of our consolidated balance sheet are recognized as a component of “Accumulated other comprehensive income” (“AOCI”).

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

See “Note 6 — Derivative Instruments” for a full description of our derivative instrument activities and related accounting policies.

Concentration of credit risk

Our cash, cash equivalents, accounts receivable, customer accounts and funds receivable, available-for-sale debt securities and derivative instruments are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. In each of the years ended December 31, 2025, 2024 and 2023, no customer accounted for more than 10% of net revenues. Our derivative instruments expose us to credit risk to the extent that our counterparties may be unable to meet the terms of the agreements.

Recently Adopted Accounting Pronouncements

In 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03-Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The guidance clarifies the fair value measurement guidance for equity securities subject to contractual restrictions that prohibit the sale of an equity security. Further, the guidance introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The standard is effective for annual reporting periods beginning after December 15, 2023, including interim reporting periods within those fiscal years. We adopted this guidance in the fourth quarter of 2023 with no material impact on our consolidated financial statements and related disclosures.

In 2023, the FASB issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments enhance interim

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance in the fourth quarter of 2024 with no material impact on our consolidated financial statements and related disclosures.

In 2023, the FASB issued ASU 2023-08—Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The guidance addresses the accounting and disclosure requirements for certain crypto assets and requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recognized in net income in each reporting period. In addition, entities are required to provide additional disclosures about the holdings of certain crypto assets. The standard is effective for annual reporting periods beginning after December 15, 2024, including interim reporting periods within those fiscal years. We adopted this guidance in the first quarter of 2025 with no material impact on our consolidated financial statements and related disclosures.

In 2023, the FASB issued ASU 2023-09—Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The guidance is intended to further standardize income tax disclosures primarily related to the presentation of the effective tax rate reconciliation and income taxes paid information on our financial statements and disclosures. The standard is effective for annual reporting periods beginning after December 15, 2024. We adopted this guidance prospectively in the fourth quarter of 2025 with no material impact on our consolidated financial statements. Refer to “Note 14 — Income Taxes” for further details about our income tax disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In 2024, the FASB issued ASU 2024-03—Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance is intended to improve disclosures about expenses and address requests from investors for more transparent expense information through disaggregation of relevant expense captions in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We are evaluating the effect that this standard may have on our consolidated financial statements and related disclosures.

In 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance is intended to improve certain aspects of the accounting for and disclosure of internally developed software costs specific to website development. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We have elected to early adopt the standard effective January 1, 2026, using the retrospective transition method. Under this method, the Company will restate its comparative financial statements for fiscal years 2025 and 2024 as if the guidance had been applied in all periods presented and will record a cumulative-effect adjustment to opening retained earnings as of January 1, 2024, the beginning of the earliest period presented.

The most significant impact of the standard relates to the capitalization of product development cost for our Marketplace platforms. Under the new standard, due to the iterative and agile nature of our product development, we have determined that significant development uncertainty generally persists until the software is deployed, or within a short period prior to deployment. Consequently, we expect substantially all product development costs related to the Company’s Marketplace platforms would be expensed as the probable-to-complete threshold would not have been met. We currently estimate that the cumulative-effect adjustment to opening retained earnings will be between $80 million and $120 million, net of tax.

We do not expect the adoption of the standard to have a material impact on our consolidated financial statements and related disclosures for the fiscal year 2026 or on our comparative financial statements for the fiscal years 2025 and 2024.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
In 2025, the FASB issued ASU 2025-07—Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance refines the scope of the guidance on derivatives in ASC 815 (Issue 1) and clarifies the guidance on share-based payments from a customer in ASC 606 (Issue 2) and is intended to address concerns about the application of derivative accounting to contracts that have features based on the operations or activities of one of the parties to the contract and to reduce diversity in the accounting for share-based payments in revenue contracts. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We are evaluating the effect that this standard may have on our consolidated financial statements and related disclosures.

In 2025, the FASB issued ASU 2025-09—Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The guidance is intended to more closely align hedge accounting with the economics of risk management activities. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. We are evaluating the effect that this standard may have on our consolidated financial statements and related disclosures.

In 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. The guidance also adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for annual reporting periods beginning after December 15, 2027. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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

The following table presents the computation of basic and diluted net income per share (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Income from continuing operations	$1,996	$1,981	$2,775
Income (loss) from discontinued operations, net of income taxes	35	(6)	(8)
Net income	$2,031	$1,975	$2,767
Denominator:
Weighted average shares of common stock - basic	459	496	530
Dilutive effect of equity incentive awards	9	5	3
Weighted average shares of common stock - diluted	468	501	533
Income (loss) per share - basic:
Continuing operations	$4.35	$4.00	$5.24
Discontinued operations	0.08	(0.01)	(0.02)
Net income per share - basic	$4.43	$3.99	$5.22
Income (loss) per share - diluted:
Continuing operations	$4.26	$3.95	$5.21
Discontinued operations	0.08	(0.01)	(0.02)
Net income per share - diluted	$4.34	$3.94	$5.19
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	3	4	20

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill

The following table presents goodwill activity for the periods indicated (in millions):

	December 31, 2023	Goodwill Acquired	Adjustments	December 31, 2024	Goodwill Acquired	Adjustments	December 31, 2025
Goodwill	$4,267	$56	$(54)	$4,269	$175	$23	$4,467

Goodwill acquired during the year ended December 31, 2025 primarily relates to the acquisition of Caramel, an end-to-end online automotive transaction solution provider and Tise, a consumer-to-consumer social marketplace headquartered in Oslo, Norway. The measurement periods relating to the acquisitions of Caramel and Tise end in February and October 2026, respectively. The adjustments to goodwill during the years ended December 31, 2025 and 2024 were primarily due to foreign currency translation. There were no impairments to goodwill in 2025, 2024 or 2023.

Acquisition of Depop, Inc.

In February 2026, we entered into a definitive agreement to acquire Depop, Inc., a leading C2C fashion marketplace, for approximately $1.2 billion in cash, subject to certain purchase price adjustments. The transaction is currently expected to close in the second quarter of 2026, subject to the satisfaction of certain closing conditions and receipt of required regulatory approvals.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Segments

We have one reportable segment, which reflects how the chief operating decision maker (“CODM”), President and Chief Executive Officer, reviews and assesses performance of the business. The CODM assesses the performance of the Company and decides how to allocate resources based on consolidated net income reported on the consolidated statement of income. The CODM uses consolidated net income in deciding whether to reinvest profits into certain parts of the business or return a portion of such profits to shareholders through dividends and stock repurchases. Significant expense categories regularly provided to and reviewed by the CODM are those presented on the consolidated statement of income. The measure of segment assets is reported on the consolidated balance sheet as total assets, although the CODM does not evaluate asset information for purposes of allocating resources or evaluating performance.

Net Revenues

The following table summarizes net revenues by activity for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Marketplace revenues	$9,107	$8,648	$8,669
Advertising revenues	1,993	1,635	1,443
Total net revenues	$11,100	$10,283	$10,112

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the customer is located.

The following table summarizes net revenues based on geography for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$5,789	$5,238	$5,073
United Kingdom	1,565	1,508	1,609
China	1,253	1,169	1,029
Germany	978	972	971
Rest of world	1,515	1,396	1,430
Total net revenues	$11,100	$10,283	$10,112

Long-Lived Tangible Assets by Geography
Long-lived tangible assets consisting of property and equipment, net and lease right-of-use assets are attributed to the United States and international geographies based upon the country in which the asset is located, leased or owned.
The following table summarizes long-lived tangible assets based on geography as of the dates indicated (in millions):

	December 31,
	2025	2024
United States	$1,620	$1,598
International	146	92
Total long-lived tangible assets	$1,766	$1,690

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	December 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$743	$2	$—	$745
Commercial paper	243	—	—	243
Government and agency securities	65	—	(1)	64
	$1,051	$2	$(1)	$1,052
Long-term investments:
Corporate bonds	$1,797	$16	$—	$1,813
Government and agency securities	25	—	—	25
	$1,822	$16	$—	$1,838

	December 31, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$807	$—	$(2)	$805
Commercial paper	2,288	1	—	2,289
Government and agency securities	367	—	(4)	363
	$3,462	$1	$(6)	$3,457
Long-term investments:
Corporate bonds	$1,117	$4	$(2)	$1,119
Government and agency securities	194	—	(4)	190
	$1,311	$4	$(6)	$1,309

Our fixed-income investments consist of predominantly investment grade corporate bonds, commercial paper and government and agency securities. The corporate bonds, commercial paper and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies to minimize exposure to credit losses. As of December 31, 2025, unrealized losses on available-for-sale debt securities were primarily related to continued market volatility. The Company does not intend and is not more likely than not required to sell the investments before the recovery of the amortized cost basis. We did not recognize any credit-related impairment through an allowance for credit losses as of December 31, 2025.

The following tables present fair values and gross unrealized losses recorded to AOCI as of December 31, 2025 and 2024, aggregated by the length of time that individual securities have been in a continuous loss position (in millions):

	December 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$434	$—	$7	$—	$441	$—
Government and agency securities	11	—	64	(1)	75	(1)
	$445	$—	$71	$(1)	$516	$(1)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$503	$(2)	$137	$(2)	$640	$(4)
Government and agency securities	185	(2)	224	(6)	409	(8)
	$688	$(4)	$361	$(8)	$1,049	$(12)

Refer to “Note 15 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from AOCI.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

December 31, 2025
One year or less	$1,052
One year through two years	862
Two years through three years	703
Three years through four years	212
Four years through five years	25
Thereafter	36
Total	$2,890

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2025	2024
Equity investments without readily determinable fair values	Long-term investments	$825	$1,011
Equity investments under the equity method of accounting	Long-term investments	49	65
Other equity investments under the fair value option	Long-term investments	55	54
Total equity investments		$929	$1,130

Equity investments without readily determinable fair values

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

Concurrently, we granted Aurelia UK Feederco Limited, the buyer of our previously owned Adevinta shares, a six-month option to purchase a portion of our Aurelia shares (the “Aurelia Option”). In the fourth quarter of 2024, the Aurelia Option was exercised, upon which we sold 97 million shares in Aurelia in exchange for $1.0 billion in cash, and recognized an $11 million loss in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income. The remaining investment represented 8.3% of the outstanding equity of Aurelia. Cash proceeds, net of transaction costs, related to the sale of Aurelia shares were classified as an investing activity on our consolidated statement of cash flows.

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

In the second quarter of 2025, we received a $225 million cash distribution related to our equity investment in Aurelia. The distribution represents a return of capital based on the nature of the transaction and terms of Aurelia’s shareholder agreement to which we are party. The distribution resulted in a $214 million reduction to the carrying value of the investment on our consolidated balance sheet and a foreign exchange gain of $11 million recognized in “Interest income and other, net” on our consolidated statement of income. Cash received from the distribution was classified as an investing activity on our consolidated statement of cash flows.

The recapitalization and the shareholder distribution did not impact our ownership as we continue to own approximately 8.3% of the total outstanding preferred and common shares of Aurelia as of December 31, 2025.

The carrying value of our remaining investment in Aurelia was $653 million and $867 million as of December 31, 2025 and December 31, 2024, respectively.

Prior to the 2024 sale of Adevinta shares discussed above, we held a 33% equity interest in Adevinta. At the initial recognition of this equity investment in Adevinta, we elected the fair value option where subsequent changes in fair value were recognized in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

In 2024, unrealized losses of $234 million and a realized gain of $78 million were recognized in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income related to the change in fair value and sale of Adevinta shares.

Other equity investments without readily determinable fair values

Certain other individually immaterial equity investments aggregating to $172 million and $144 million as of December 31, 2025 and December 31, 2024, respectively, are accounted for under the measurement alternative. The change in value of our other equity investments without readily determinable fair values during 2025 and 2024 was immaterial both individually and in the aggregate.

Equity investments under the equity method of accounting

Certain other individually immaterial equity investments aggregating to $49 million and $65 million as of December 31, 2025 and December 31, 2024, respectively, are accounted for under the equity method of accounting. Our share of the net income or loss of our equity method investments during 2025 and 2024 was immaterial both individually and in the aggregate.

Equity investments under the fair value option

Equity investment in Gmarket

In the fourth quarter of 2024, we sold our remaining stake in Gmarket Global LLC (“Gmarket”) valued at $323 million in exchange for $322 million in cash, net of transaction costs, and recognized a realized loss of $1 million and an unrealized loss of $12 million related to the change in fair value of the investment in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income. Cash proceeds, net of transaction costs, related to the sale of Gmarket shares were classified as an investing activity on our consolidated statement of cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Prior to the sale of shares, we held 19.99% of the equity interest in Gmarket, over which we were able to exercise significant influence based on the terms of the securities purchase agreement, and through our board representation. At the initial recognition of this equity investment in Gmarket, we elected the fair value option where subsequent changes in fair value were recognized in “Gain (loss) on equity investments and warrants, net” on the consolidated statement of income. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Other investments

Certain other individually immaterial equity investments aggregating to $55 million and $54 million as of December 31, 2025 and December 31, 2024, respectively, are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

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

In the fourth quarter of 2024, we met the processing volume milestone required to vest in the second tranche of the Adyen warrant. Upon vesting, we exercised the option to purchase shares of Adyen valued at $630 million in exchange for $108 million in cash. We subsequently sold the remainder of our shares in Adyen for $573 million and recognized a realized loss of $57 million in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income. Cash paid related to the exercise of the second tranche of the warrant and cash proceeds, net of transaction costs, related to the sale of Adyen shares was classified as an investing activity on our consolidated statement of cash flows.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses related to equity investments held as of December 31, 2025, 2024 and 2023 and presented within “Gain (loss) on equity investments and warrants, net” for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Net gains (losses) recognized during the period on equity investments	$10	$(234)	$1,670
Less: Net gains recognized on equity investments sold during the period	3	9	13
Total unrealized gains (losses) on equity investments held, end of period	$7	$(243)	$1,657

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Summarized financial information of equity investments under the equity method and fair value option

Equity investment in Adevinta

Adevinta’s financial information was prepared on the basis of International Financial Reporting Standards (“IFRS”). We have made certain immaterial adjustments to Adevinta’s summarized financial information to address differences between IFRS and GAAP that impact the summarized financial information presented below.

On May 29, 2024, we completed the sale of Adevinta. As a result, the 2024 summarized income statement information includes the stub period of October 1, 2023 to May 29, 2024. The following tables present Adevinta’s summarized financial information on a one-quarter lag (in millions):

	Eight months ended May 29, 2024	Twelve months ended September 30, 2023
Revenue	$1,398	$1,912
Gross profit	$494	$683
Loss from continuing operations	$(318)	$(1,731)
Net loss	$(327)	$(1,780)
Net income (loss) attributable to Adevinta	$(333)	$93

September 30, 2023
Current assets	$399
Noncurrent assets	$12,065
Current liabilities	$499
Noncurrent liabilities	$2,815
Noncontrolling interests	$18

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
Financial information of certain of these equity investments is prepared on the basis of local generally accepted accounting principles or IFRS. We have made certain immaterial adjustments as applicable to address differences between local generally accepted accounting principles or IFRS and GAAP that impact the summarized financial information. During the period in which we recognize an equity investment, the summarized financial information reflects activity from the date of recognition.

	Twelve months ended September 30,
	2025	2024	2023
	(In millions)
Revenue	$297	$1,369	$1,468
Gross profit	$44	$852	$947
Loss from continuing operations	$(18)	$(30)	$(124)
Net income (loss)	$15	$10	$(107)

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	September 30,
	2025	2024
	(In millions)
Current assets	$112	$658
Noncurrent assets	$553	$573
Current liabilities	$62	$514
Noncurrent liabilities	$7	$38

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

We use interest rate swaps to manage interest rate risk on our fixed rate notes issued in November 2025 and maturing in 2035. These interest rate swaps had the economic effect of modifying the fixed interest obligations associated with $400 million of these notes so that the interest payable on these senior notes effectively became variable based on Secured Overnight Financing Rate (“SOFR”) plus a spread. The duration of these interest rate contracts is for three years and five years expiring in November 2028 and 2030 respectively.

In 2024, we entered into derivative instruments to hedge the variability of forecasted interest payments on anticipated debt issuance using forward-starting interest rate swaps. These interest rate swaps effectively fixed the benchmark interest rate and had the economic effect of hedging the variability of forecasted interest payments for up to ten years on an anticipated debt issuance. Similar to other cash flow hedges, we recorded changes in the fair value of these interest rate swaps in AOCI until the anticipated debt issuance. In November 2025, we issued $1.0 billion of senior notes, which consisted of notes maturing in 2029 and 2035. As a result, we terminated the interest rate swaps and the immaterial gain associated with the termination will be amortized to interest expense over the term of our notes due in November 2035.

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of December 31, 2025, we have estimated that $36 million of net derivative losses related to our foreign exchange cash flow hedges and $7 million net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities on our consolidated statement of cash flows.

Fair Value Hedges

We have designated the interest rate swaps used to manage interest rate risk on our fixed rate notes issued in November 2025 and maturing in 2035 as qualifying hedging instruments and are accounting for them as fair value hedges. These transactions are designated as fair value hedges for financial accounting purposes because they protect us against changes in the fair value of certain of our fixed rate borrowings due to benchmark interest rate movements. Changes in the fair values of these interest rate swap agreements are recognized in other assets or other liabilities with a corresponding increase or decrease in long-term debt. Each quarter, the net amount between the interest we expect to pay based on SOFR plus a spread to the counterparty and the interest we expect to receive from the counterparty per the fixed rate of these senior notes is recognized as “Interest expense.”

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances and equity investments denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recognized in “Interest income and other, net,” which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recognized in “Interest income and other, net.” We classify cash flows related to our non-designated hedging instruments in the same line item as the cash flows of the related assets or liabilities, which is generally within operating activities on our consolidated statement of cash flows. Cash flows related to the settlement of non-designated hedging instruments related to equity investments are classified within investing activities on our consolidated statement of cash flows.

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

The warrant was accounted for as a derivative under ASC Topic 815, Derivatives and Hedging. As of December 31, 2024, the warrant was reported as a component of other current assets on the consolidated balance sheet. Changes in the fair value of the warrant were recognized in “Gain (loss) on equity investments and warrants, net” on our consolidated statement of income. The day-one value attributable to the other side of the warrant, which was recognized as a deferred credit, was reported within “Accrued expenses and other current liabilities” on our consolidated balance sheet and was amortized over the life of the initial commercial arrangement. See “Note 7 — Fair Value Measurement of Assets and Liabilities” for information about the fair value measurement of the warrant.

In the fourth quarter of 2024, we met the processing volume milestone required to vest in the second tranche of our warrant and upon vesting, we exercised the option to purchase shares of Adyen valued at $630 million in exchange for $108 million in cash. Cash paid related to the exercise of the second tranche of the warrant was classified as an investing activity on our consolidated statement of cash flows. As of December 31, 2024, the probability of meeting the processing volume milestone targets for remaining two tranches of the Adyen warrant was zero percent. The warrant expired on January 31, 2025.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2025	2024
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$8	$41
Foreign exchange contracts not designated as hedging instruments	Other current assets	9	20
Interest rate contracts designated as cash flow hedges	Other current assets	—	7
Foreign exchange contracts designated as cash flow hedges	Other assets	12	14
Warrants and other	Other assets	10	15
Total derivative assets		$39	$97

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$5	$—
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	5	18
Interest rate contracts designated as fair value hedges	Other liabilities	2	—
Total derivative liabilities		$12	$18

Total fair value of derivative instruments		$27	$79

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our consolidated balance sheet. As of December 31, 2025, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $8 million, resulting in net derivative assets of $21 million. As of December 31, 2025, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no liability positions.

Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges as of December 31, 2025 and 2024, and the impact of these derivative contracts on AOCI for the periods indicated (in millions):

	December 31, 2024	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2025
Foreign exchange contracts designated as cash flow hedges	$25	$(112)	$(43)	$(44)
Interest rate contracts designated as cash flow hedges	50	(5)	8	37
Total	$75	$(117)	$(35)	$(7)

	December 31, 2023	Amount of Gain Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	December 31, 2024
Foreign exchange contracts designated as cash flow hedges	$(64)	$33	$(56)	$25
Interest rate contracts designated as cash flow hedges	51	7	8	50
Total	$(13)	$40	$(48)	$75

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized on the consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(41)	$(54)	$56
Foreign exchange contracts designated as cash flow hedges recognized in cost of net revenues	(2)	(2)	(3)
Foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	10	22	4
Total gain (loss) recognized from foreign exchange derivative contracts on the consolidated statement of income	$(33)	$(34)	$57

The following table summarizes the total gain recognized on the consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest rate contracts designated as cash flow hedges recognized in interest income and other, net	$8	$8	$11
Interest rate contracts designated as fair value hedges recognized in interest income and other, net	—	2	—
Total gain recognized from interest rate derivative contracts on the consolidated statement of income	$8	$10	$11

The following table summarizes the total gain (loss) recognized on the consolidated statement of income due to changes in the fair value of warrants for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Gain (loss) attributable to changes in the fair value of warrants recognized in gain (loss) on equity investments and warrants, net	$(5)	$158	$150

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recognized on our consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	December 31,
	2025	2024
Foreign exchange contracts designated as cash flow hedges	$1,677	$1,329
Foreign exchange contracts not designated as hedging instruments	1,914	1,667
Interest rate contracts designated as fair value hedges	400	—
Interest rate contracts designated as cash flow hedges	—	150
Total	$3,991	$3,146

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,867	$1,867	$—	$—
Customer accounts	1,017	1,017	—	—
Restricted cash included in other current assets	170	170	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	3,055	3,055	—	—
Derivatives	39	—	29	10
Short-term investments:
Corporate bonds	745	—	745	—
Commercial paper	243	—	243	—
Government and agency securities	64	—	64	—
Total short-term investments	1,052	—	1,052	—
Long-term investments:
Corporate bonds	1,813	—	1,813	—
Government and agency securities	25	—	25	—
Total long-term investments	1,838	—	1,838	—
Total financial assets	$5,984	$3,055	$2,919	$10

Liabilities:
Derivatives	$12	$—	$12	$—

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,433	$2,433	$—	$—
Customer accounts	763	763	—	—
Restricted cash included in other current assets	88	88	—	—
Restricted cash included in other assets	2	2	—	—
Total cash, cash equivalents and restricted cash	3,286	3,286	—	—
Derivatives	97	—	82	15
Short-term investments:
Corporate bonds	805	—	805	—
Commercial paper	2,289	—	2,289	—
Government and agency securities	363	—	363	—
Total short-term investments	3,457	—	3,457	—
Long-term investments:
Corporate bonds	1,119	—	1,119	—
Government and agency securities	190	—	190	—
Total long-term investments	1,309	—	1,309	—
Total financial assets	$8,149	$3,286	$4,848	$15

Liabilities:
Derivatives	$18	$—	$18	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels during 2025 or 2024.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Our equity investment in Gmarket was accounted for under the fair value option and classified within Level 3 in the fair value hierarchy as valuation of the investment reflected management’s estimate of assumptions that market participants would use in pricing the asset. In the fourth quarter of 2024, we sold our remaining stake in Gmarket valued at $323 million.

The following table presents a reconciliation of the opening to closing balance of the equity investment in Gmarket measured using significant unobservable inputs (Level 3) as of the dates indicated (in millions):

December 31, 2024
Opening balance at January 1, 2024	$335
Change in fair value	(12)
Fair value of shares sold	(323)
Closing balance at December 31, 2024	$—

Certain other immaterial equity investments under the fair value option aggregating to $55 million and $54 million as of December 31, 2025 and December 31, 2024, respectively, are measured at fair value using the net asset value per share and therefore, have not been classified in the fair value hierarchy.

Refer to “Note 5 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits is immaterial as of both December 31, 2025 and December 31, 2024.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for both the twelve months ended December 31, 2025 and December 31, 2024 that was included in the deferred revenue balance at the beginning of the respective periods was immaterial.

Customer accounts and funds receivable

	December 31,
	2025	2024
	(In millions)
Customer accounts	$1,017	$763
Funds receivable	263	199
Customer accounts and funds receivable	$1,280	$962
Other current assets

	December 31,
	2025	2024
	(In millions)
Income and other tax receivable	$194	$115
Restricted cash	170	88
Prepaid expenses	126	136
Accounts receivable, net	135	108
Short-term derivative assets	17	68
Other	245	200
Other current assets	$887	$715
Property and equipment, net

	December 31,
	2025	2024	Estimated useful lives
	(In millions)
Computer equipment and software	$3,675	$4,685	1 - 4 years
Land and buildings, including building improvements	822	810	Up to 30 years
Leasehold improvements	445	428	Shorter of 5 years or lease term
Furniture and fixtures	91	133	3 years
Construction in progress and other	76	76	Not applicable
Property and equipment, gross	5,109	6,132
Accumulated depreciation	(3,771)	(4,869)
Property and equipment, net	$1,338	$1,263

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Total depreciation expense on our property and equipment for the years ended December 31, 2025, 2024 and 2023 totaled $421 million, $370 million and $441 million, respectively.

Accrued expenses and other current liabilities

	December 31,
	2025	2024
	(In millions)
Compensation and related benefits	$644	$498
Accrued indirect tax expense	509	515
Accrued marketing expenses	226	222
Operating lease liabilities	119	118
Shipping and carrier liabilities	91	64
Transaction loss liability	90	118
Accrued general and administrative expenses	70	68
Accrued interest expense	45	45
Deferred revenue	43	32
Other current tax liabilities	—	173
Other	420	331
Accrued expenses and other current liabilities	$2,257	$2,184

Transaction loss liability

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Opening balance	$118	$125	$101
Charged to net income	380	334	344
Realized losses and write-offs, net of recoveries	(408)	(341)	(320)
Closing balance	$90	$118	$125

Gain (loss) on equity investments and warrants, net

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Unrealized change in fair value of equity investment in Adevinta	$—	$(234)	$1,782
Realized change in fair value of shares sold in Adevinta	—	78	—
Realized change in fair value of shares sold in Adyen	—	(57)	—
Realized change in fair value of shares sold in Aurelia	—	(11)	—
Unrealized change in fair value of equity investment in Gmarket	—	(12)	(96)
Realized change in fair value of shares sold in Gmarket	—	(1)	—
Gain (loss) on other investments	10	3	(4)
Change in fair value of warrants	(5)	158	150
Total gain (loss) on equity investments and warrants, net	$5	$(76)	$1,832

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Interest income and other, net

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Interest income	$265	$272	$204
Foreign exchange and other	6	23	(7)
Total interest income and other, net	$271	$295	$197

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt (in millions, except percentages):

	Coupon	As of	Effective	As of	Effective
	Rate	December 31, 2025	Interest Rate	December 31, 2024	Interest Rate
Long-Term Debt
Senior notes:
Senior notes due 2025	1.900%	$—	—%	$800	1.803%
Senior notes due 2025	5.900%	—	—%	425	6.036%
Senior notes due 2026	1.400%	750	1.252%	750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2029	4.250%	600	4.419%	—	—%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2035	5.125%	400	5.226%	—	—%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		6,775		7,000
Hedge accounting fair value adjustments (1)		(2)		—
Unamortized discount and debt issuance costs		(27)		(23)
Less: Current portion of long-term debt		(750)		(1,225)
Total long-term debt		5,996		5,752

Short-Term Debt
Current portion of long-term debt		750		1,225
Commercial paper		—		450
Unamortized discount and debt issuance costs		—		(2)
Total short-term debt		750		1,673
Total Debt		$6,746		$7,425
(1)Includes the fair value adjustments to debt associated with interest rate swaps designated as fair value hedges.

Senior Notes

In 2025, we issued senior notes of $1.0 billion aggregate principal amount, which consisted of $600 million aggregate principal amount of 4.250% fixed rate notes due 2029 and $400 million aggregate principal amount of 5.125% fixed rate notes due 2035. Cash proceeds related to the issuance of our 4.250% and 5.125% senior notes were classified as a financing activity on our consolidated statement of cash flows.

In 2025, we redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. Total cash consideration paid was $425 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount. Cash paid related to the redemption was classified as a financing activity on our consolidated statement of cash flows.

In 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes on the date of maturity. Cash paid related to the repayment was classified as a financing activity on our consolidated statement of cash flows.

In 2024, we repaid the $750 million aggregate principal amount of our previously outstanding 3.450% senior notes on the date of maturity. Cash paid related to the repayment was classified as a financing activity on our consolidated statement of cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2023, we repaid the $1.2 billion aggregate principal amount of our previously outstanding floating rate and 2.750% senior notes on the date of maturity. Cash paid related to the repayment was classified as a financing activity on our consolidated statement of cash flows.

We may redeem some or all of our outstanding fixed rate notes at any time prior to maturity, generally at a make-whole redemption price, plus accrued and unpaid interest.

If a change of control triggering event (as defined in the applicable series of notes) occurs with respect to any of our outstanding fixed rate notes, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest.

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

In connection with the November 2025 issuance of senior notes, we entered into interest rate swap agreements that effectively converted $400 million of our fixed rate debt to floating rate debt based on the Secured Overnight Financing Rate (“SOFR”). These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, during the years ended December 31, 2025, 2024 and 2023 was $224 million, $247 million and $260 million, respectively. As of both December 31, 2025 and 2024, the estimated fair value of these senior notes, using Level 2 inputs, was $6.3 billion.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. In 2025, we issued $2.0 billion aggregate principal amount of commercial paper notes, of which $1.6 billion aggregate principal amount had original maturities 90 days or less and $0.4 billion aggregate principal amount had original maturities greater than 90 days and repaid the $2.5 billion aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity. As of December 31, 2025, we had no commercial paper notes outstanding. As of December 31, 2024, we had $450 million aggregate principal amount of commercial paper notes outstanding. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments. Cash proceeds related to the issuance of commercial paper and cash used to repay commercial paper were classified as financing activities on our consolidated statement of cash flows.

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

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2025, no borrowings were outstanding under our $2.0 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of December 31, 2025, we had no commercial paper notes outstanding; therefore, $2.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants in our outstanding debt instruments for the period ended December 31, 2025.

Future Maturities

The following table presents expected future principal maturities as of the date indicated (in millions):

December 31, 2025
2026	$750
2027	1,150
2028	—
2029	600
2030	950
Thereafter	3,325
Total future maturities	$6,775

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Leases

We have operating leases for office space, data centers and other corporate assets that we utilize under lease arrangements.

The following table presents a summary of leases by balance sheet location as of the dates indicated (in millions):

		December 31,
	Balance Sheet Location	2025	2024
Assets
Operating	Operating lease right-of-use (“ROU”) assets	$428	$427

Liabilities
Operating - current	Accrued expenses and other current liabilities	$119	$118
Operating - noncurrent	Operating lease liabilities	315	320
Total lease liabilities		$434	$438

The following table presents components of lease expense for the periods indicated (in millions):

		Year Ended December 31,
	Statement of Income Location	2025	2024	2023
Operating lease costs (1)	Cost of net revenues, Sales and marketing, Product development and General and administrative expenses	$155	$147	$128
(1)Includes variable lease payments and sublease income that were immaterial for the years ended December 31, 2025, 2024 and 2023.

The following table presents the maturity of lease liabilities under our non-cancelable operating leases as of the date indicated (in millions):

December 31, 2025
2026	$137
2027	121
2028	87
2029	35
2030	30
Thereafter	82
Total lease payments	492
Less interest	(58)
Present value of lease liabilities	$434

As of December 31, 2025, we have non-cancellable operating leases for offices that have not commenced with immaterial fixed lease payment obligations. We are not involved in the construction or design of underlying assets.

Rent expense for the years ended December 31, 2025, 2024 and 2023 totaled $161 million, $153 million and $137 million, respectively. Rent expense includes operating lease costs as well as expense for non-lease components such as common area maintenance.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents supplemental information related to our leases included on our consolidated balance sheet as of the dates indicated:

	December 31,
	2025	2024
Weighted average remaining lease term
Operating leases	4.80 years	4.40 years

Weighted average discount rate
Operating leases	4.88%	4.91%

The following table presents supplemental information related to our leases for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148	$147	$154

ROU assets obtained in exchange for new lease obligations:
Operating leases	$134	$64	$102

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Litigation and Other Legal Matters

We are involved in legal and regulatory proceedings on an ongoing basis. If we believe that a loss arising from such matters is probable and can be reasonably estimated, we accrue the estimated liability on our financial statements. If only a range of estimated losses can be determined, we accrue an amount within the range that, in our judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, we accrue the low end of the range. For those proceedings in which an unfavorable outcome is reasonably possible but not probable, we have disclosed an estimate of the reasonably possible loss or range of losses or we have concluded that an estimate of the reasonably possible loss or range of losses arising directly from the proceeding (i.e., monetary damages or amounts paid in judgment or settlement) is not material. If we cannot estimate the probable or reasonably possible loss or range of losses arising from a proceeding, we have disclosed that fact. In assessing the materiality of a proceeding, we evaluate, among other factors, the amount of monetary damages claimed, as well as the potential impact of non-monetary remedies sought by plaintiffs (e.g., injunctive relief) that may require us to change our business practices in a manner that could have a material adverse impact on our business. Legal fees are expensed as incurred.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Amounts accrued for legal and regulatory proceedings were not material as of December 31, 2025 and December 31, 2024. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application programming interface license agreements. Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to intellectual property infringement, including to our trademarks, logos and proprietary software, and other branding elements, such as domain names, to the extent that such are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for gross negligence, willful misconduct, fraud and breach of representations, warranties and applicable law. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recognized on our consolidated statement of income in connection with our indemnification provisions have not been material, either individually or collectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Stockholders’ Equity

Preferred Stock

We are authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series; to establish the number of shares included within each series; to fix the rights, preferences and privileges of the shares of each wholly unissued series and any related qualifications, limitations or restrictions; and to increase or decrease the number of shares of any series (but not below the number of shares of a series then outstanding) without any further vote or action by our stockholders. As of December 31, 2025 and 2024, there were 10 million shares of $0.001 par value preferred stock authorized for issuance, and no shares issued or outstanding.

Common Stock

Our Amended and Restated Certificate of Incorporation authorizes us to issue 3.58 billion shares of common stock.

Stock Repurchase Program

Our stock repurchase programs are intended to programmatically offset the impact of dilution from our equity compensation programs and, subject to market conditions and other factors, to make opportunistic and programmatic repurchases of our common stock to reduce our outstanding share count and return value to stockholders. Any share repurchases under our stock repurchase programs may be made through open market transactions, block trades, privately negotiated transactions (including accelerated share repurchase transactions) or other means at times and in such amounts as management deems appropriate and will be funded from our working capital or other financing alternatives. Our stock repurchase programs may be limited or terminated at any time without prior notice. The timing and actual number of shares repurchased will depend on a variety of factors, including corporate and regulatory requirements, price and other market conditions and management’s determination as to the appropriate use of our cash. Cash paid related to the repurchase of common stock was classified as a financing activity on our consolidated statement of cash flows.

In February 2026, our Audit Committee, pursuant to delegated authority from our Board, authorized an incremental $2.0 billion under our stock repurchase program in addition to the $5.0 billion previously authorized in 2024. Our stock repurchase program has no expiration from the date of authorization.

The following table summarizes repurchase activity under our stock repurchase programs during 2025 (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2025				$3,298
Repurchase of shares of common stock	33	$76.68	$2,500	(2,500)
Balance as of December 31, 2025				$798
(1)These repurchased shares of common stock were recognized as “Treasury stock” and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes immaterial broker commissions and excise tax accruals.

Dividends

We paid a total of $531 million, $533 million and $528 million in cash dividends during the years ended December 31, 2025, 2024 and 2023, respectively. In February 2026, our Audit Committee, pursuant to delegated authority from our Board, declared a cash dividend of $0.31 per share of common stock to be paid on March 20, 2026 to stockholders of record as of March 6, 2026. Cash paid related to the payment of dividends was classified as a financing activity on our consolidated statement of cash flows.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Employee Benefit Plans

Equity Incentive Plans

We have equity incentive plans under which we grant equity awards inclusive of restricted stock units (“RSUs”), and performance-based restricted stock units (“PBRSUs”) to our directors, officers and employees. As of December 31, 2025, 805 million shares were authorized under our equity incentive plans and 46 million shares were available for future grant.

RSU awards granted to eligible employees under our equity incentive plans generally vest in annual or quarterly installments over a period of four years and are subject to continued employment.

In 2025, 2024 and 2023, certain executives were eligible to receive PBRSUs. Each PBRSU cycle has a three-year performance period (consisting of the average performance each year relative to the financial performance goals for that year), along with a total shareholder return modifier based on the Company’s stock performance relative to the S&P 500 over a three-year performance period. The financial performance goals for each year of the performance period are approved by the Compensation and Human Capital Committee at the beginning of that year. The target number of shares subject to the PBRSU award are adjusted based on the Company’s actual performance in relation to the target financial performance and then adjusted by the total shareholder return modifier at the end of the applicable performance period. Any earned PBRSUs vest, if at all, in March following the end of the applicable three-year performance period.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) for eligible employees. Under the ESPP, shares of our common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase shares having a value not exceeding 10% of their eligible compensation during an offering period and subject to statutory limits. During 2025, employees purchased approximately 3 million shares under this plan compared to 3 million shares in 2024 and 2 million shares in 2023 at average prices of $34.61, $33.14 and $33.63 per share, respectively. As of December 31, 2025, approximately 23 million shares of common stock were reserved for future issuance.

Restricted Stock Unit Activity

The following table presents RSU activity (including PBRSUs that have been earned) under our equity incentive plans as of and for the year ended December 31, 2025 (in millions, except per share amounts):

	Units	Weighted Average Grant-Date Fair Value (per share)
Outstanding as of January 1, 2025	21	$49.81
Awarded and assumed	11	$69.41
Vested	(11)	$52.90
Forfeited	(2)	$53.81
Outstanding as of December 31, 2025	19	$58.76
Expected to vest as of December 31, 2025	16
During 2025, 2024 and 2023, the aggregate intrinsic value of RSUs vested under our equity incentive plans was $821 million, $600 million and $455 million, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Stock-Based Compensation Expense

The following table presents stock-based compensation expense for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Cost of net revenues	$57	$54	$53
Sales and marketing	88	91	92
Product development	292	281	272
General and administrative	170	162	158
Total stock-based compensation expense	$607	$588	$575
Capitalized in product development	$20	$20	$16

As of December 31, 2025, there was $902 million of unearned stock-based compensation that will be expensed from 2026 through 2030. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent we grant additional equity awards, change the mix of grants between stock options and restricted stock units or assume unvested equity awards in connection with acquisitions.

Employee Savings Plans

We have a defined contribution plan, which is qualified under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 50% of their eligible earned compensation, but not more than statutory limits. During the years ended December 31, 2025, 2024 and 2023, we contributed one dollar for each dollar a participant contributed, with a maximum contribution of 4% of each employee’s eligible earned compensation, subject to a maximum employer contribution of $14,000, $13,800 and $13,200 per employee for each period, respectively. Our non-U.S. employees are covered by various other savings plans. Total expense for these plans was $72 million, $70 million and $61 million for the years ended December 31, 2025, 2024 and 2023, respectively.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Income Taxes

The following table presents the components of “Income from continuing operations before income taxes” for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$1,325	$1,286	$704
International	982	992	3,003
	$2,307	$2,278	$3,707

The following table summarizes the “Income tax provision” for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$127	$985	$488
State and local	39	89	94
Foreign	101	97	95
	267	1,171	677
Deferred:
Federal	89	(993)	112
State and local	12	(46)	(41)
Foreign	(57)	165	184
	44	(874)	255
	$311	$297	$932

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents a reconciliation of the U.S. federal statutory rate of 21.0% to our effective tax rate pursuant to the prospective adoption of ASU 2023-09 for the year ended December 31, 2025 (in millions, except percentages):

	Year Ended December 31,
	2025
Provision at U.S. federal statutory rate	$484	21.0%
State and local income taxes, net of federal income tax effect (1)	48	2.1%
Foreign tax effects:
Switzerland:
Federal rate differential	(114)	(4.9)%
Other	(24)	(1.0)%
Cantonal taxes	63	2.7%
India:
Withholding tax	(40)	(1.7)%
Other foreign jurisdictions	11	0.5%
Enactment of changes in tax laws or enacted in the current period	(65)	(2.8)%
Effect of cross-border tax laws
Subpart F	11	0.5%
GILTI	30	1.3%
Tax credits
Research and development tax credits	(97)	(4.2)%
Changes in valuation allowance	6	0.3%
Nontaxable or nondeductible items
Share-based payment awards	(32)	(1.4)%
Other	13	0.5%
Changes in unrecognized tax benefits	5	0.2%
Other adjustments	12	0.4%
Effective tax rate	$311	13.5%
(1)State taxes in Illinois and California made up the majority (greater than 50%) of the tax effect in this category.

The following table presents a reconciliation of the U.S. federal statutory rate of 21.0% to our effective tax rate for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Provision at statutory rate	$478	$778
Foreign income taxed at different rates	5	8
Other taxes on foreign operations	(157)	72
Change in valuation allowance	—	(62)
Stock-based compensation	7	33
State taxes, net of federal benefit	43	53
Research and other tax credits	(83)	(44)
Penalties	(13)	14
Impact of tax rate change	—	73
Other	17	7
	$297	$932

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the cash paid for income taxes for the periods indicated (in millions):

Year Ended December 31,
2025
Federal (United States)	$1,139
State	102
Foreign (International) (1)	216
Total (2)	$1,457
(1)Foreign cash paid for income taxes (net of refunds received) in 2025 includes $122 million related to Switzerland.
(2)Total cash paid for income taxes includes $50 million related to discontinued operations.

Total cash paid for income taxes from continuing operations in 2024 and 2023 was $722 million and $746 million, respectively.

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

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss, capital loss and credits	$220	$181
Accruals and allowances	524	554
Capitalized research expense	435	475
Stock-based compensation	8	10
Net unrealized loss on investments	1	—
Amortizable tax basis in intangibles	2,741	2,701
Total deferred tax assets	3,929	3,921
Less: valuation allowance	(196)	(163)
Deferred tax assets, net of valuation allowance	3,733	3,758

Deferred tax liabilities:
Outside basis differences	(1,959)	(1,970)
Acquisition-related intangibles	(69)	(57)
Depreciation and amortization	(218)	(197)
Net unrealized gain on investments	—	(3)
Total deferred tax liabilities	(2,246)	(2,227)
Net deferred tax assets	$1,487	$1,531

As of December 31, 2025, our federal, state and foreign net operating loss carryforwards for income tax purposes were $35 million, $35 million and $125 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax laws. If not utilized, the federal net operating loss carryforwards will begin to expire in 2027 and state net operating loss carryforwards will continue to expire in 2026. The carryforward periods on our foreign net operating loss carryforwards are as follows: $35 million do not expire and $91 million are subject to valuation allowance and continue to expire in 2026. As of December 31, 2025, state tax credit carryforwards for income tax purposes were $239 million. Most of the state tax credits carry forward indefinitely.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of December 31, 2025 and 2024, we maintained a valuation allowance with respect to certain of our deferred tax assets relating primarily to operating losses in certain non-U.S. jurisdictions and certain state tax credits and capital losses that we believe are not likely to be realized. The following table summarizes the valuation allowance activity for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Opening balance	$163	$143	$231
Charged to net income	42	32	(73)
Foreign currency translation adjustment	—	(5)	(8)
Write-offs, net of recoveries	(9)	(7)	(7)
Closing balance	$196	$163	$143

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. In 2025, we made the final payment of $292 million related to the repatriation of foreign earnings previously included in “Income taxes payable” on our consolidated balance sheet as of December 31, 2024. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

The following table presents changes in unrecognized tax benefits for the periods indicated (in millions):

	Year Ended December 31,
	2025	2024	2023
Gross amounts of unrecognized tax benefits as of the beginning of the period	$674	$613	$493
Increases related to prior period tax positions	86	22	120
Decreases related to prior period tax positions	(151)	(23)	(45)
Increases related to current period tax positions	85	67	53
Settlements	(173)	(5)	(8)
Gross amounts of unrecognized tax benefits as of the end of the period	$521	$674	$613

As of December 31, 2025, gross amounts of unrecognized tax benefits of $521 million included $8 million of unrecognized tax benefits indemnified by PayPal. As of December 31, 2024, gross amounts of unrecognized tax benefits of $674 million included $45 million of unrecognized tax benefits indemnified by PayPal. If total unrecognized tax benefits were realized in a future period, it would result in a tax benefit of $309 million. Of this amount, $6 million of unrecognized tax benefit is indemnified by PayPal and a corresponding receivable would be reduced upon a future realization. As of December 31, 2025, our liabilities for unrecognized tax benefits were included in “Other liabilities” on our consolidated balance sheet.

As of December 31, 2025, and 2024 we had accrued interest and penalty expense related to uncertain tax positions of $61 million and $130 million, respectively, net of income tax benefits. The “Income tax provision” for 2025 and 2024 included interest income (expense) related to uncertain tax positions of $3 million and $(31) million, respectively, net of tax benefits. The “Income (loss) from discontinued operations, net of income taxes,” for 2025 and 2024 included interest income (expense) related to uncertain tax positions of $8 million and $(1) million, respectively, net of tax benefits.

We are subject to both direct and indirect taxation in the United States and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2017 to 2024 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the United States (at the federal level and in the State of California), Germany, India, Israel, Switzerland and the United Kingdom.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The timing of the resolution and/or closure of audits is highly uncertain. Given the number of years remaining subject to examination and the number of matters being examined, we are unable to estimate the full range of possible adjustments to the balance of gross unrecognized tax benefits.

On July 4, 2025, the United States enacted the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic research and development and certain capital expenditures, as well as other changes related to the taxation of profits derived from foreign operations. We recorded a $65 million net tax benefit in 2025 related to the effects of this Act.

eBay Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206
Other comprehensive income (loss) before reclassifications	(117)	24	48	19	(26)
Less: Amount of gain (loss) reclassified from AOCI	(35)	—	—	8	(27)
Net current period other comprehensive income (loss)	(82)	24	48	11	1
Balance as of December 31, 2025	$(7)	$17	$178	$19	$207

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2023	$(13)	$(45)	$206	$37	$185
Other comprehensive income (loss) before reclassifications	40	38	(76)	(19)	(17)
Less: Amount of gain (loss) reclassified from AOCI	(48)	—	—	10	(38)
Net current period other comprehensive income (loss)	88	38	(76)	(29)	21
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206

The following table summarizes reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified from AOCI for the Year Ended December 31,
		2025	2024
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(41)	$(54)
Foreign exchange contracts	Cost of net revenues	(2)	(2)
Interest rate contracts	Interest income and other, net	8	8
	Income from continuing operations before income taxes	(35)	(48)
	Income tax provision	8	10
Total reclassifications for the period	Net income	$(27)	$(38)

INDEX TO EXHIBITS

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K	Form	File No.	Date Filed

2.01	Separation and Distribution Agreement by and between Registrant and PayPal Holdings, Inc. dated as of June 26, 2015.		8-K	000-24821	6/30/2015

2.02	Transaction Agreement, dated as of July 20, 2020 by and between eBay Inc., and Adevinta ASA.		8-K	001-37713	7/22/2020

2.03	Letter Agreement, dated as of October 16, 2020, amending Transaction Agreement, dated as of July 20, 2020, by and between eBay Inc., and Adevinta ASA.		10-K	001-37713	2/4/2021

2.04	Share Purchase Agreement, dated as of July 14, 2021, by and among eBay Inc., eBay International Management B.V. and Astinlux Finco S.à r.l.		10-Q	001-37713	10/28/2021

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
			8-K	001-37713	5/10/2024

3.01	Registrant’s Amended and Restated Certificate of Incorporation, as amended.		8-K	001-37713	6/23/2023

3.02	Registrant’s Amended and Restated Bylaws.		8-K	001-37713	9/19/2024

4.01	Form of Specimen Certificate for Registrant’s Common Stock.		S-1	333-59097	8/19/1998

4.02	Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.03	Supplemental Indenture dated as of October 28, 2010 between Registrant and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee.		8-K	000-24821	10/28/2010

4.04	Indenture dated as of November 6, 2025 between the Company and Deutsche Bank Trust Company Americas, as trustee.		8-K	001-37713	11/6/2025

4.05	Officer’s Certificate dated July 24, 2012.		8-K	000-24821	7/24/2012

4.06	Form of 4.000% Note due 2042 (included in Exhibit 4.05).		8-K	000-24821	7/24/2012

4.07	Officer’s Certificate dated June 6, 2017.		8-K	001-37713	6/6/2017

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K	Form	File No.	Date Filed

4.08	Form of 3.600% Note due 2027 (included in Exhibit 4.07).		8-K	001-37713	6/6/2017

4.09	Officer’s Certificate dated March 11, 2020.		8-K	001-37713	3/11/2020

4.10	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.09).		8-K	001-37713	3/11/2020

4.11	Officer’s Certificate dated June 15, 2020.		8-K	001-37713	6/15/2020

4.12	Forms of 1.900% Note due 2025 and 2.700% Note due 2030 (included in Exhibit 4.11).		8-K	001-37713	6/15/2020

4.13	Officers’ Certificate dated May 10, 2021.		8-K	001-37713	5/10/2021

4.14	Forms of 1.400% Note Due 2026, 2.600% Note due 2031 and 3.650% Note due 2051 (included in Exhibit 4.13).		8-K	001-37713	5/10/2021

4.15	Officers’ Certificate dated November 22, 2022.		8-K	001-37713	11/22/2022

4.16	Forms of 5.900% Note Due 2025, 5.950% Note due 2027 and 6.300% Note due 2032 (included in Exhibit 4.15).		8-K	001-37713	11/22/2022

4.17	Officer’s Certificate dated as of November 6, 2025.		8-K	001-37713	11/6/2025

4.18	Forms of 4.250% Note due 2029 and 5.125% Note due 2035 (included in Exhibit 4.17).		8-K	001-37713	11/6/2025

4.19	Description of Securities.		10-K	001-37713	2/23/2023

10.01+	Form of Indemnity Agreement entered into by Registrant with each of its directors and executive officers.		10-K	001-37713	2/27/2025

10.02+	Registrant’s 2003 Deferred Stock Unit Plan, as amended.		10-K	000-24821	2/28/2007

10.03+	Amendment to Registrant’s 2003 Deferred Stock Unit Plan, effective April 2, 2012.		10-Q	000-24821	7/19/2012

10.04+	Form of Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.05+	Form of Electing Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.06+	Form of New Director Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan.		10-Q	000-24821	7/19/2012

10.07+	Form of 2003 Deferred Stock Unit Plan Restricted Stock Unit Grant Notice and Agreement.		10-Q/A	000-24821	4/24/2008

10.08+	Registrant’s Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	6/23/2023

10.09+	Form of Restricted Stock Unit Award Agreement under Registrant’s 2003 Deferred Stock Unit Plan and Registrant’s Equity Incentive Plan.		10-Q	000-24821	7/19/2012

10.10+	Form of Restricted Stock Unit Award Agreement (with Modified Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.11+	Form of Stock Option Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.12+	Form of Stock Option Agreement (with Modified Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.13+	Form of Director Deferred Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/19/2012

10.14+	Amended and Restated eBay Incentive Plan.		10-K	001-37713	2/4/2020

10.15+	eBay Inc. Deferred Compensation Plan, as amended and restated effective January 1, 2022.		10-K	001-37713	2/24/2022

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K	Form	File No.	Date Filed
10.16+	eBay Inc. Employee Stock Purchase Plan.		DEF 14A	001-37713	4/21/2022

10.17+	Form of New Director Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.18+	Form of Director Annual Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.19+	Form of Electing Director Quarterly Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	4/19/2013

10.20+	Form of Global Stock Option Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.21+	Form of Global Restricted Stock Unit Agreement (and Performance-Based Restricted Stock Unit Agreement) under Registrant’s Equity Incentive Award Plan.		10-Q	000-24821	7/18/2014

10.22+	Form of Performance Based Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	4/27/2016

10.23+	Form of Stock Payment Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.24+	Form of Director Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	7/21/2016

10.25+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.26+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.27+	Notice Regarding Payment of Dividend Equivalents on Restricted Stock Units and Performance-Based Restricted Stock Units under Registrant’s Equity Incentive Award Plan.		10-K	001-37713	1/30/2019

10.28	Tax Matters Agreement, dated as of July 17, 2015, by and between Registrant and PayPal Holdings, Inc.		8-K	000-24821	7/20/2015

10.29	Credit Agreement, dated as of January 25, 2024, by and among the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, and the other parties thereto.		8-K	001-37713	1/25/2024

10.30+	Letter Agreement between Jamie Iannone and eBay Inc., dated April 12, 2020.		10-Q	001-37713	7/29/2020

10.31+	Amended and Restated eBay Inc. SVP and Above Standard Severance Plan, effective April 11, 2020, as amended October 2, 2024.		10-K	001-37713	2/27/2025

10.32+	Amended and Restated eBay Inc. Change in Control Severance Plan, effective April 11, 2020, as amended October 2, 2024.		10-K	001-37713	2/27/2025

10.33+	Offer Letter dated May 17, 2021 between Registrant and Stephen Priest.		10-Q	001-37713	8/12/2021

10.34+	Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.35+	Form of Stock Option Agreement (with Performance Vesting) under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	5/5/2022

10.36+	Offer Letter dated January 7, 2021, as amended August 5, 2022, between Registrant and Cornelius Boone.		10-Q	001-37713	11/3/2022

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K	Form	File No.	Date Filed
10.37+	Offer Letter dated April 7, 2022 between Registrant and Eddie Garcia.		10-Q	001-37713	4/27/2023

10.38+	Offer Letter dated November 16, 2020, as amended August 5, 2022 and November 10, 2023, between Registrant and Julie Loeger.		10-K	001-37713	2/28/2024

10.39+	Offer Letter dated September 4, 2024 between Registrant and Samantha Wellington.		10-Q	001-37713	10/31/2024

10.40+	Offer Letter dated April 28, 2025 between Registrant and Peggy Alford.		10-Q	001-37713	5/1/2025

10.41+	Offer Letter dated April 30, 2025 between Registrant and Jordan Sweetnam.		10-Q	001-37713	5/1/2025

10.42+	Offer Letter dated April 30, 2025 between Registrant and Mazen Rawashdeh.		10-Q	001-37713	5/1/2025

10.43+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan.		10-Q	001-37713	5/1/2025

10.44+
Form of Performance Based Restricted Stock Unit Award Grant Notice and Performance Based Restricted Stock Unit Award Agreement (with TSR Modifier) with Jordan Sweetnam under Registrant’s Equity Incentive Award Plan.
			10-Q	001-37713	5/1/2025

10.45+	eBay Inc. Equity Incentive Award Plan, as amended and restated.		8-K	001-37713	6/30/2025

19.01	Registrant’s Insider Trading Policy.		10-K	001-37713	2/27/2025

21.01	List of Subsidiaries.	X

23.01	PricewaterhouseCoopers LLP consent.	X

23.02	Consent of Ernst & Young AS related to Exhibit 99.02.	X

24.01	Power of Attorney (see signature page).	X

31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	X

97.01	Registrant’s Incentive-Based Compensation Recovery Policy.		10-K	001-37713	2/28/2024

99.01	Condensed consolidated interim financial statements of Adevinta ASA as of and for the period ended March 31, 2024 (unaudited).		10-K/A	001-37713	5/30/2025

99.02
Consolidated financial statements of Adevinta ASA for the years ended December 31, 2023 (audited), 2022 (unaudited) and 2021 (audited) and as of December 31, 2023 (audited), 2022 (unaudited) and 2021 (audited).
			10-K/A	001-37713	5/29/2024

Incorporated by Reference
No.	Exhibit Description	Filed or Furnished with this 10-K	Form	File No.	Date Filed
101
The following materials from the Annual Report on Form 10-K of eBay Inc. for the year ended December 31, 2025, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) eBay Inc. Consolidated Balance Sheets, (ii) eBay Inc. Consolidated Statements of Income, (iii) eBay Inc. Consolidated Statements of Comprehensive Income, (iv) eBay Inc. Consolidated Statements of Stockholders’ Equity and (v) eBay Inc. Consolidated Statements of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the Inline XBRL document.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2026.

eBay Inc.

By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jamie Iannone, Peggy Alford, Rebecca Spencer and Samantha Wellington and each or any one of them, each with the power of substitution, his or her attorney-in-fact, to sign any amendments to this report, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 19, 2026.

Principal Executive Officer and Director:		Principal Financial Officer:

By:	/s/ Jamie Iannone	By:	/s/ Peggy Alford
	Jamie Iannone		Peggy Alford
	Chief Executive Officer and Director		Chief Financial Officer

Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer

Additional Directors

By:	/s/ Paul S. Pressler	By:	/s/ Adriane M. Brown
	Paul S. Pressler		Adriane M. Brown
	Chair of the Board and Director		Director

By:	/s/ Aparna Chennapragada	By:	/s/ Logan D. Green
	Aparna Chennapragada		Logan D. Green
	Director		Director

By:	/s/ E. Carol Hayles	By:	/s/ Shripriya Mahesh
	E. Carol Hayles		Shripriya Mahesh
	Director		Director

By:	/s/ William D. Nash	By:	/s/ Zane Rowe
	William D. Nash		Zane Rowe
	Director		Director

By:	/s/ Mohak Shroff	By:	/s/ Perry M. Traquina
	Mohak Shroff		Perry M. Traquina
	Director		Director