Form 10-Q
period 2026-03-31
EBAY INC
filed 2026-04-29
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of April 24, 2026, there were 444 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements related to expectations, plans and intentions regarding our business strategies, focus categories, country-specific investments, horizontal initiatives, macroeconomic conditions, seasonal trends, new and updated products and initiatives, technology priorities, consumer confidence, demand and spending, geopolitical events, tariffs, cross-border trade, global trade policy, foreign exchange rate fluctuations and volatility, income taxes, elevated interest rates, the impact of new and changing regulations, and inflationary pressure on our business and operations, as well as any trends relating to any of the foregoing. You can generally identify these forward-looking statements by words such as “ability,” “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “impact,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “probable,” “pursue,” “remain,” “seek,” “should,” “strategy,” “strive,” “target,” “value,” “will,” “would” and other similar expressions or variations. Our forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

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
•the risk of fraud on our platforms;
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
•the impact of increasing levels of regulation in the areas of privacy, protection of user data, cybersecurity and AI;
•the risks associated with third party allegations relating to intellectual property rights;
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

A more complete description of these risks and uncertainties is included in “Part I — Item 1A: Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as well as in our condensed consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). The information in this Form 10-Q is based upon the events and circumstances known as of the date of this Form 10-Q, and any forward-looking statements in this Form 10-Q speak only as of the date of this Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

WEBSITE DISCLOSURES

We use our Investor Relations website (investors.ebayinc.com) to announce material non-public information to the public and to comply with our disclosure obligations under Regulation Fair Disclosure (“Reg FD”). Our SEC filings, press releases and recent public conference calls and webcasts can also be found on this website. The information we post on this website could be deemed to be material information under Reg FD. We also use our corporate website (ebayinc.com) to communicate with the public about our Company, our services and other matters. We encourage investors and others interested in our Company to review the information we post on these websites. Information contained in or accessible through these websites is not a part of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2026	December 31, 2025
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,894	$1,867
Short-term investments	966	1,052
Customer accounts and funds receivable	1,490	1,280
Other current assets	909	887
Total current assets	6,259	5,086
Long-term investments	2,010	2,767
Property and equipment, net	1,198	1,165
Goodwill	4,463	4,467
Operating lease right-of-use assets	446	428
Deferred tax assets	2,949	2,959
Other assets	568	565
Total assets	$17,893	$17,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$750	$750
Accounts payable	311	242
Customer accounts and funds payable	1,491	1,280
Accrued expenses and other current liabilities	2,457	2,257
Income taxes payable	125	108
Total current liabilities	5,134	4,637
Operating lease liabilities	332	315
Deferred tax liabilities	1,438	1,431
Long-term debt	5,994	5,996
Other liabilities	583	575
Total liabilities	13,481	12,954
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 446 and 449 shares outstanding	2	2
Additional paid-in capital	18,844	18,785
Treasury stock at cost, 1,313 and 1,307 shares	(54,310)	(53,807)
Retained earnings	39,665	39,296
Accumulated other comprehensive income	211	207
Total stockholders’ equity	4,412	4,483
Total liabilities and stockholders’ equity	$17,893	$17,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,089	$2,585
Cost of net revenues	802	697
Gross profit	2,287	1,888
Operating expenses:
Sales and marketing	673	536
Product development	450	393
General and administrative	410	261
Transaction losses	138	81
Amortization of acquired intangible assets	5	6
Total operating expenses	1,676	1,277
Income from operations	611	611
Interest and other:
Gain (loss) on equity investments and warrants, net	2	(2)
Interest expense	(61)	(61)
Interest income and other, net	66	81
Income from continuing operations before income taxes	618	629
Income tax provision	(106)	(128)
Income from continuing operations	512	501
Loss from discontinued operations, net of income taxes	—	(2)
Net income	$512	$499

Income per share - basic:
Continuing operations	$1.14	$1.07
Discontinued operations	—	—
Net income per share - basic	$1.14	$1.07

Income per share - diluted:
Continuing operations	$1.12	$1.05
Discontinued operations	—	—
Net income per share - diluted	$1.12	$1.05

Weighted-average shares:
Basic	448	467
Diluted	457	475

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2026	2025
	(In millions)
	(Unaudited)
Net income	$512	$499
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(7)	25
Unrealized gains (losses) on investments, net	(14)	8
Tax expense on unrealized gains (losses) on investments, net	3	(2)
Unrealized gains (losses) on hedging activities, net	27	(59)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(5)	14
Other comprehensive income (loss), net of tax	4	(14)
Comprehensive income	$516	$485

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2
Common stock issued	—	—
Common stock repurchased	—	—
Balance, end of period	2	2
Additional paid-in-capital:
Balance, beginning of period	18,785	18,289
Common stock and stock-based awards issued	2	—
Stock-based compensation	156	137
Tax withholdings related to net share settlements of restricted stock units and awards	(106)	(69)
Other	7	5
Balance, end of period	18,844	18,362
Treasury stock at cost:
Balance, beginning of period	(53,807)	(51,290)
Common stock repurchased	(503)	(630)
Balance, end of period	(54,310)	(51,920)
Retained earnings:
Balance, beginning of period (as adjusted)	39,296	37,834
Net income	512	499
Dividends and dividend equivalents declared	(143)	(140)
Balance, end of period	39,665	38,193
Accumulated other comprehensive income:
Balance, beginning of period	207	206
Foreign currency translation adjustment	(7)	25
Change in unrealized gains (losses) on investments	(14)	8
Change in unrealized gains (losses) on derivative instruments	27	(59)
Tax benefit (provision) on above items	(2)	12
Balance, end of period	211	192
Total stockholders’ equity	$4,412	$4,829

Dividends and dividend equivalents declared per share or restricted stock unit	$0.31	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$512	$499
Loss from discontinued operations, net of income taxes	—	2
Adjustments:
Transaction losses	138	81
Depreciation and amortization	93	52
Stock-based compensation	156	136
Deferred income taxes	21	30
Change in fair value of warrants	9	—
Loss (gain) on investments and other, net	(31)	2
Changes in assets and liabilities, net of acquisition effects	72	(47)
Net cash provided by continuing operating activities	970	755
Net cash used in discontinued operating activities	(1)	—
Net cash provided by operating activities	969	755
Cash flows from investing activities:
Purchases of property and equipment	(72)	(111)
Purchases of investments	(364)	(3,043)
Maturities of investments	352	4,587
Sales of investments	684	—
Shareholder distributions from equity investments	194	—
Acquisitions and other	(11)	(89)
Net cash provided by investing activities	783	1,344
Cash flows from financing activities:
Proceeds from issuance of common stock	2	—
Repurchases of common stock	(486)	(615)
Payments for taxes related to net share settlements of restricted stock units and awards	(106)	(69)
Payments for dividends	(139)	(134)
Repayment of senior notes	—	(800)
Proceeds from issuance of commercial paper	—	568
Repayment of commercial paper	—	(441)
Net funds receivable and payable activity	168	243
Net cash used in financing activities	(561)	(1,248)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	19
Net increase in cash, cash equivalents and restricted cash	1,179	870
Cash, cash equivalents and restricted cash at beginning of period	3,055	3,286
Cash, cash equivalents and restricted cash at end of period	$4,234	$4,156

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Three Months Ended March 31,
	2026	2025
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$36	$45
Income taxes	$81	$26

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	March 31,
	2026	2025
	(In millions)
	(Unaudited)
Cash and cash equivalents	$2,894	$3,031
Customer accounts (including restricted cash of $408 and $343, respectively)	1,186	967
Restricted cash included in other current assets	153	156
Restricted cash included in other assets	1	2
Cash, cash equivalents and restricted cash	$4,234	$4,156

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

For equity method investments, our share of the investees’ results of operations is included in “Gain (loss) on equity investments and warrants, net” and investment balances are included in “Long-term investments.” For equity method investments under the fair value option, the change in fair value of the investment is included in “Gain (loss) on equity investments and warrants, net” and investment balances are included in “Long-term investments.” Investments in entities where we hold less than a 20% ownership interest are generally accounted for as equity investments to be measured at fair value, under an election, or at cost if it does not have readily determinable fair value, in which case the carrying value would be adjusted upon the occurrence of an observable price change in an orderly transaction for identical or similar instruments or impairment. For investments in entities where we hold less than a 20% ownership interest, the change in fair value of, or any impairment related to, the investment is included in “Gain (loss) on equity investments and warrants, net” and investment balances are included in “Long-term investments.”

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). We have evaluated all subsequent events through the date these condensed consolidated financial statements were issued. In the opinion of management, these condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for the fair statement of the condensed consolidated financial position, results of operations and cash flows for these interim periods.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” in our 2025 Form 10-K, except for our policy related to internal use software costs to reflect the adoption of Accounting Standards Update (“ASU”) 2025-06 beginning in the first quarter of 2026, as noted below.

Internal use software costs

Platform development costs, including direct labor and stock-based compensation are capitalized when (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. Costs incurred prior to meeting these criteria are expensed as incurred. Due to the iterative and agile nature of the Company’s product development processes, the Company has determined that significant development uncertainty generally persists until the software is deployed, or within a short period prior to deployment. As a result, we did not capitalize platform development cost for any of the periods presented.

Recently Adopted Accounting Pronouncements

In 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses enabling investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance in the fourth quarter of 2024 with no material impact on our consolidated financial statements and related disclosures.

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

In 2025, the FASB issued ASU 2025-06—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance is intended to improve certain aspects of the accounting for and disclosure of internally developed software costs specific to website development. The standard is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We have elected to early adopt the standard effective January 1, 2026, using the retrospective transition method, which required us to recast each prior reporting period presented consistent with the new standard.

The most significant impact of the standard relates to the capitalization of product development cost for our Marketplace platforms. Under the new standard, due to the iterative and agile nature of our product development,

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
we have determined that significant development uncertainty generally persists until the software is deployed, or within a short period prior to deployment. Consequently, we expect substantially all product development costs related to the Company’s Marketplace platforms would be expensed as the probable-to-complete threshold would not have been met.

Adoption of the standard using the retrospective method impacted our previously reported results as follows (in millions, except per share data):

CONDENSED CONSOLIDATED BALANCE SHEET
	December 31, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Property and equipment, net	$1,338	$(173)	$1,165
Deferred and other tax liabilities, net	$1,472	$(41)	$1,431
Retained earnings	$39,428	$(132)	$39,296

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Three Months Ended March 31, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Cost of net revenues	$723	$(26)	$697
Product development	$362	$31	$393
Income tax provision	$(129)	$1	$(128)
Income from continuing operations	$505	$(4)	$501
Net income	$503	$(4)	$499

Income per share - basic:
Continuing operations	$1.08	$(0.01)	$1.07
Discontinued operations	—	—	—
Net income per share - basic	$1.08	$(0.01)	$1.07

Income per share - diluted:
Continuing operations	$1.06	$(0.01)	$1.05
Discontinued operations	—	—	—
Net income per share - diluted	$1.06	$(0.01)	$1.05

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Three Months Ended March 31, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Net income	$503	$(4)	$499
Depreciation and amortization	$79	$(27)	$52
Deferred income taxes	$31	$(1)	$30
Purchases of property and equipment	$(143)	$32	$(111)

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Income from continuing operations	$512	$501
Loss from discontinued operations, net of income taxes	—	(2)
Net income	$512	$499
Denominator:
Weighted average shares of common stock - basic	448	467
Dilutive effect of equity incentive awards	9	8
Weighted average shares of common stock - diluted	457	475

Income per share - basic:
Continuing operations	$1.14	$1.07
Discontinued operations	—	—
Net income per share - basic	$1.14	$1.07
Income per share - diluted:
Continuing operations	$1.12	$1.05
Discontinued operations	—	—
Net income per share - diluted	$1.12	$1.05
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	2	—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2025	Goodwill Acquired	Adjustments	March 31, 2026
Goodwill	$4,467	$—	$(4)	$4,463

The measurement period relating to the acquisition of Caramel ended in February 2026 while the measurement period relating to the acquisition of Tise ends in October 2026. The adjustments to goodwill for the three months ended March 31, 2026 were primarily due to foreign currency translation.

Acquisition of Depop, Inc.

In February 2026, we entered into a definitive agreement to acquire Depop, Inc., a leading consumer-to-consumer (“C2C”) fashion marketplace, for approximately $1.2 billion in cash, subject to certain purchase price adjustments. The transaction is currently expected to close by the end of the third quarter of 2026, subject to the satisfaction of certain closing conditions and receipt of required regulatory approvals.

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

Net Revenues

The following table summarizes net revenues by activity for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Marketplace revenues	$2,508	$2,143
Advertising revenues	581	442
Total net revenues	$3,089	$2,585

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the customer is located.

The following table summarizes the allocation of net revenues based on geography for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
United States	$1,733	$1,346
United Kingdom	387	331
China	323	297
Rest of world	646	611
Total net revenues	$3,089	$2,585

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	March 31, 2026
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$655	$1	$—	$656
Commercial paper	226	—	—	226
Government and agency securities	85	—	(1)	84
	$966	$1	$(1)	$966
Long-term investments:
Corporate bonds	$1,218	$7	$(4)	$1,221
Government and agency securities	23	—	—	23
	$1,241	$7	$(4)	$1,244

	December 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$743	$2	$—	$745
Commercial paper	243	—	—	243
Government and agency securities	65	—	(1)	64
	$1,051	$2	$(1)	$1,052
Long-term investments:
Corporate bonds	$1,797	$16	$—	$1,813
Government and agency securities	25	—	—	25
	$1,822	$16	$—	$1,838

Our fixed-income investments consist of predominantly investment grade corporate bonds, commercial paper and government and agency securities. The corporate bonds, commercial paper and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies to minimize exposure to credit losses. As of March 31, 2026, unrealized losses on available-for-sale debt securities were primarily related to continued market volatility. The Company does not intend and is not more likely than not required to sell the investments before the recovery of the amortized cost basis. We did not recognize any credit-related impairment through an allowance for credit losses as of March 31, 2026.

The following tables present fair values and gross unrealized losses recorded to “Accumulated other comprehensive income” (“AOCI”) as of March 31, 2026 and December 31, 2025, aggregated by the length of time that individual securities have been in a continuous loss position (in millions):

	March 31, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$714	$(4)	$7	$—	$721	$(4)
Government and agency securities	693	—	67	(1)	760	(1)
	$1,407	$(4)	$74	$(1)	$1,481	$(5)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$434	$—	$7	$—	$441	$—
Government and agency securities	11	—	64	(1)	75	(1)
	$445	$—	$71	$(1)	$516	$(1)

Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from AOCI.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

March 31, 2026
One year or less	$966
One year through two years	613
Two years through three years	434
Three years through four years	164
Four years through five years	—
Thereafter	33
Total	$2,210

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2026	December 31, 2025
Equity investments without readily determinable fair values	Long-term investments	$663	$825
Equity investments under the equity method of accounting	Long-term investments	48	49
Equity investments under the fair value option	Long-term investments	55	55
Total equity investments		$766	$929

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately-held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments and warrants, net” on our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented within “Long-term investments” on our condensed consolidated balance sheet.

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

In the second quarter of 2025 and the first quarter of 2026, we received cash distributions of $225 million and $194 million, respectively, related to our equity investment in Aurelia. These distributions represent a return of capital based on the nature of the transactions and terms of Aurelia’s shareholder agreement to which we are party. The distributions resulted in reductions of $214 million and $179 million, respectively, to the carrying value of the investment on our condensed consolidated balance sheet and foreign exchange gains of $11 million and $15 million, respectively, recognized in “Interest income and other, net” on our condensed consolidated statement of income. Cash received from the distributions was classified as investing activities on our condensed consolidated statement of cash flows.

The recapitalization and the shareholder distributions did not impact our ownership as we continued to own approximately 8.3% of the total outstanding preferred and common shares of Aurelia as of March 31, 2026.

The carrying value of our remaining investment in Aurelia was $474 million as of March 31, 2026 compared to $653 million as of December 31, 2025.

Other equity investments without readily determinable fair values

Certain other individually immaterial equity investments aggregating to $189 million and $172 million as of March 31, 2026 and December 31, 2025, respectively, are accounted for under the measurement alternative. The change in value of our other equity investments without readily determinable fair values for each of the three-month periods ended March 31, 2026 and 2025 was immaterial both individually and in the aggregate.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments under the equity method of accounting

We account for certain other individually immaterial equity investments through which we exercise significant influence but do not have control over the investee under the equity method. Our condensed consolidated statement of income includes, as a component of “Gain (loss) on equity investments and warrants, net,” our share of the net income or loss of the investee. Equity method investments are presented within “Long-term investments” on our condensed consolidated balance sheet.

Certain individually immaterial equity investments aggregating to $48 million and $49 million as of March 31, 2026 and December 31, 2025, respectively, are accounted for under the equity method of accounting. Our share of the net income or loss of our equity method investments for each of the three-month periods ended March 31, 2026 and 2025 was immaterial both individually and in the aggregate.

Equity investments under the fair value option

Certain individually immaterial equity investments aggregating to $55 million as of both March 31, 2026 and December 31, 2025, are measured at fair value using the net asset value per share and therefore have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments for the three months ended March 31, 2026 and 2025 as presented within “Gain (loss) on equity investments and warrants, net” for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Net gains (losses) recognized during the period on equity investments	$11	$(2)
Less: Net gains recognized on equity investments sold during the period	—	2
Total unrealized gains (losses) on equity investments held, end of period	$11	$(4)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of March 31, 2026, we have estimated that $13 million of net derivative losses related to our foreign exchange cash flow hedges and $9 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities on our condensed consolidated statement of cash flows.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Non-Designated Hedges

Our derivatives not designated as hedging instruments consist of foreign currency forward contracts that we primarily use to hedge monetary assets or liabilities, including intercompany balances and equity investments denominated in non-functional currencies. The gains and losses on our derivatives not designated as hedging instruments are recognized in “Interest income and other, net,” which are offset by the foreign currency gains and losses on the related assets and liabilities that are also recognized in “Interest income and other, net.” We classify cash flows related to our non-designated hedging instruments in the same line item as the cash flows of the related assets or liabilities, which is generally within operating activities on our condensed consolidated statement of cash flows. Cash flows related to the settlement of non-designated hedging instruments related to equity investments are classified within investing activities on our condensed consolidated statement of cash flows.

Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$21	$8
Foreign exchange contracts not designated as hedging instruments	Other current assets	14	9
Foreign exchange contracts designated as cash flow hedges	Other assets	9	12
Warrants and other	Other assets	1	10
Total derivative assets		$45	$39

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$6	$5
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	8	5
Interest rate contracts designated as fair value hedges	Other liabilities	4	2
Total derivative liabilities		$18	$12

Total fair value of derivative instruments		$27	$27

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of March 31, 2026, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $13 million, resulting in net derivative assets of $31 million and net derivative liabilities of $1 million. As of March 31, 2026, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of March 31, 2026 and December 31, 2025, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2025	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2026
Foreign exchange contracts designated as cash flow hedges	$(44)	$16	$(13)	$(15)
Interest rate contracts designated as cash flow hedges	37	—	2	35
Total	$(7)	$16	$(11)	$20

	December 31, 2024	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	March 31, 2025
Foreign exchange contracts designated as cash flow hedges	$25	$(45)	$8	$(28)
Interest rate contracts designated as cash flow hedges	50	(4)	2	44
Total	$75	$(49)	$10	$16

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total gain (loss) recognized on our condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Gain (loss) from foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(13)	$8
Gain (loss) from foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	(1)	1
Total gain (loss) recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(14)	$9

The following table summarizes the total gain recognized on our condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Gain from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$2

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the total loss recognized on our condensed consolidated statement of income due to changes in the fair value of the warrants for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Loss attributable to changes in the fair value of warrants recognized in gain (loss) on equity investments and warrants, net	$(9)	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recognized on our condensed consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which the value of foreign exchange payments under these contracts are determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	March 31, 2026	December 31, 2025
Foreign exchange contracts designated as cash flow hedges	$1,294	$1,677
Foreign exchange contracts not designated as hedging instruments	2,011	1,914
Interest rate contracts designated as fair value hedges	400	400
Total	$3,705	$3,991

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,894	$2,894	$—	$—
Customer accounts	1,186	1,186	—	—
Restricted cash included in other current assets	153	153	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	4,234	4,234	—	—
Derivatives	45	—	44	1
Short-term investments:
Corporate bonds	656	—	656	—
Commercial paper	226	—	226	—
Government and agency securities	84	—	84	—
Total short-term investments	966	—	966	—
Long-term investments:
Corporate bonds	1,221	—	1,221	—
Government and agency securities	23	—	23	—
Total long-term investments	1,244	—	1,244	—
Total financial assets	$6,489	$4,234	$2,254	$1

Liabilities:
Derivatives	$18	$—	$18	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,867	$1,867	$—	$—
Customer accounts	1,017	1,017	—	—
Restricted cash included in other current assets	170	170	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	3,055	3,055	—	—
Derivatives	39	—	29	10
Short-term investments:
Corporate bonds	745	—	745	—
Commercial paper	243	—	243	—
Government and agency securities	64	—	64	—
Total short-term investments	1,052	—	1,052	—
Long-term investments:
Corporate bonds	1,813	—	1,813	—
Government and agency securities	25	—	25	—
Total long-term investments	1,838	—	1,838	—
Total financial assets	$5,984	$3,055	$2,919	$10

Liabilities:
Derivatives	$12	$—	$12	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels for the three months ended March 31, 2026.

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

Fair value measurement of equity investments

Certain immaterial equity investments under the fair value option aggregating to $55 million as of both March 31, 2026 and December 31, 2025, are measured at fair value using the net asset value per share and therefore have not been classified in the fair value hierarchy. Refer to “Note 5 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits is immaterial as of both March 31, 2026 and December 31, 2025.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for both the three months ended March 31, 2026 and March 31, 2025 that was included in the deferred revenue balance at the beginning of the respective periods was immaterial.

Customer accounts and funds receivable

	March 31, 2026	December 31, 2025
	(In millions)
Customer accounts	$1,186	$1,017
Funds receivable	304	263
Customer accounts and funds receivable	$1,490	$1,280

Other current assets

	March 31, 2026	December 31, 2025
	(In millions)
Income and other tax receivable	$193	$194
Restricted cash	153	170
Accounts receivable, net	152	135
Prepaid expenses	136	126
Short-term derivative assets	35	17
Other	240	245
Other current assets	$909	$887

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	March 31, 2026	December 31, 2025
	(In millions)
Accrued indirect tax expense	$550	$509
Compensation and related benefits	487	644
Accrued marketing expenses	363	226
Operating lease liabilities	126	119
Transaction loss liability	103	90
Shipping and carrier liabilities	91	91
Accrued general and administrative expenses	87	70
Accrued interest expense	70	45
Deferred revenue	50	43
Other	530	420
Accrued expenses and other current liabilities	$2,457	$2,257

Interest income and other, net

	Three Months Ended March 31,
	2026	2025
	(In millions)
Interest income	$58	$77
Foreign exchange and other	8	4
Total interest income and other, net	$66	$81

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	March 31, 2026	Effective Interest Rate	December 31, 2025	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2026	1.400%	$750	1.252%	$750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2029	4.250%	600	4.419%	600	4.419%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2035	5.125%	400	5.226%	400	5.226%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		6,775		6,775
Hedge accounting fair value adjustments (1)		(4)		(2)
Unamortized discount and debt issuance costs		(27)		(27)
Less: Current portion of long-term debt		(750)		(750)
Total long-term debt		5,994		5,996

Short-Term Debt
Current portion of long-term debt		750		750
Total short-term debt		750		750
Total Debt		$6,744		$6,746
(1)Includes the fair value adjustments to debt associated with interest rate swaps designated as fair value hedges.

Senior Notes

In November 2025, we issued $1.0 billion aggregate principal amount of senior notes, which consisted of $600 million aggregate principal amount of 4.250% fixed rate notes due 2029 and $400 million aggregate principal amount of 5.125% fixed rate notes due 2035. Cash proceeds related to the issuance of our 4.250% and 5.125% senior notes were classified as a financing activity on our consolidated statement of cash flows.

In October 2025, we redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. Total cash consideration paid was $425 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount. Cash paid related to the redemption was classified as a financing activity on our consolidated statement of cash flows.

In March 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 on the date of maturity. Cash paid related to the repayment was classified as a financing activity on our condensed consolidated statement of cash flows.

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

In connection with the November 2025 issuance of senior notes, we entered into interest rate swap agreements that effectively converted $400 million of our fixed rate debt to floating rate debt based on the SOFR. These swaps were designated as fair value hedges against changes in the fair value of certain fixed rate senior notes resulting from changes in interest rates. The gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to changes in market interest rates.

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was $60 million for the three months ended March 31, 2026 compared to $57 million for the same period in 2025. As of March 31, 2026 and December 31, 2025, the estimated fair value of these senior notes, using Level 2 inputs, was $6.2 billion and $6.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments. As of March 31, 2026 and December 31, 2025, we had no commercial paper notes outstanding. During the three months ended March 31, 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $575 million aggregate principal amount of commercial paper notes, of which $360 million aggregate principal amount had original maturities less than 90 days and $215 million aggregate principal amount had original maturities greater than 90 days. Cash proceeds related to the issuance of commercial paper and cash used to repay commercial paper were classified as financing activities on our condensed consolidated statement of cash flows.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
As of March 31, 2026, no borrowings were outstanding under our $2.0 billion credit agreement. However, as described above, we have an up to $1.5 billion commercial paper program and are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due, in an aggregate amount of $1.5 billion. As of March 31, 2026, we had no commercial paper notes outstanding; therefore, $2.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, upon the occurrence of a qualified material acquisition, if so elected by us, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants on our outstanding debt instruments for the three months ended March 31, 2026.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Amounts accrued for legal and regulatory proceedings were not material as of March 31, 2026 and December 31, 2025. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

In addition, we have entered into indemnification agreements with each of our directors and executive officers and with certain other persons who serve as officers or directors of certain of our subsidiaries. These agreements require us to indemnify such individuals, to the fullest extent permitted by applicable law, for certain liabilities to which they may become subject as a result of their affiliation with us.

In the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations, including our standard marketing, promotions and application programming interface license agreements. Under these contracts, we may indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with claims by a third party with respect to intellectual property infringement, including to our trademarks, logos and proprietary software, and other branding elements, such as domain names, to the extent that such are applicable to our performance under the subject agreement. In certain cases, we have agreed to provide indemnification for gross negligence, willful misconduct, fraud and breach of representations, warranties and applicable law. It is not possible to determine the maximum potential loss under these indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
particular provision. To date, losses recognized on our condensed consolidated statement of income in connection with our indemnification provisions have not been material, either individually or collectively.

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

In February 2026, our Audit Committee authorized an incremental $2.0 billion under our stock repurchase program in addition to the $5.0 billion previously authorized in 2024. Our stock repurchase program has no expiration from the date of authorization.

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2026				$798
Authorization of additional repurchases in February 2026				2,000
Repurchase of shares of common stock	6	$90.09	$500	(500)
Balance as of March 31, 2026				$2,298
(1)These repurchased shares of common stock were recognized as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes immaterial broker commissions and excise tax accruals.

Dividends

During the three months ended March 31, 2026, we paid a total of $139 million in cash dividends compared to $134 million paid during the same period in 2025. In April 2026, our Audit Committee declared a cash dividend of $0.31 per share of common stock to be paid on June 12, 2026 to stockholders of record as of May 29, 2026.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2026	19
Awarded	1
Vested	(3)
Forfeited	(1)
Outstanding as of March 31, 2026	16

The weighted average grant date fair value for RSUs awarded for the three months ended March 31, 2026 was $83.09 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended March 31,
	2026	2025
Cost of net revenues	$11	$9
Sales and marketing	47	20
Product development	76	69
General and administrative	22	38
Total stock-based compensation expense	$156	$136

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Income Taxes

We are subject to both direct and indirect taxation in the United States and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2017 to 2024 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the United States (at the federal level and in the State of California), Germany, India, Switzerland and the United Kingdom.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. In the second quarter of 2025, we made the final payment of $292 million related to the repatriation of foreign earnings previously included in “Income taxes payable” on our condensed consolidated balance sheet as of December 31, 2024. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis difference is not practicable.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2025	$(7)	$17	$178	$19	$207
Other comprehensive income (loss) before reclassifications	16	(14)	(7)	1	(4)
Less: Amount of gain (loss) reclassified from AOCI	(11)	—	—	3	(8)
Net current period other comprehensive income (loss)	27	(14)	(7)	(2)	4
Balance as of March 31, 2026	$20	$3	$171	$17	$211

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206
Other comprehensive income (loss) before reclassifications	(49)	8	25	10	(6)
Less: Amount of gain (loss) reclassified from AOCI	10	—	—	(2)	8
Net current period other comprehensive income (loss)	(59)	8	25	12	(14)
Balance as of March 31, 2025	$16	$1	$155	$20	$192

The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended March 31,
		2026	2025
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(13)	$8
Interest rate contracts	Interest expense	2	2
	Income from continuing operations before income taxes	(11)	10
	Income tax provision	3	(2)
Total reclassifications for the period	Net income	$(8)	$8

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with “Forward-Looking Statement” and the condensed consolidated financial statements and the related notes included in this report, and “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K. This section of this Form 10-Q generally discusses items relating to the three-month periods ended March 31, 2026 and 2025 and comparisons between the respective periods.

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

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide buyers choice and a breadth of relevant inventory from around the globe and to enable sellers’ access to eBay’s 136 million buyers worldwide. Our business model is designed such that we are successful when our sellers are successful. We earn revenue primarily through fees collected on paid transactions, first-party advertising and shipping.

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

Quarter Highlights

Net revenues increased 19% to $3,089 million for the three months ended March 31, 2026 compared to $2,585 million during the same period in 2025.

Operating margin decreased to 19.8% for the three months ended March 31, 2026 compared to 23.6% during the same period in 2025.

We generated cash flow from continuing operating activities of $970 million for the three months ended March 31, 2026 compared to $755 million in the same period in 2025.

We repurchased $500 million of common stock and paid $139 million in cash dividends during the three months ended March 31, 2026.

We received a $194 million cash distribution related to our equity investment in Aurelia during the three months ended March 31, 2026.

In February 2026, our Audit Committee authorized an incremental $2.0 billion under our stock repurchase program.

In February 2026, we entered into a definitive agreement to acquire Depop, Inc., a leading C2C fashion marketplace, for approximately $1.2 billion in cash, subject to certain purchase price adjustments. The transaction is currently expected to close by the end of the third quarter of 2026, subject to the satisfaction of certain closing conditions and receipt of required regulatory approvals.

In April 2026, our Audit Committee declared a quarterly cash dividend of $0.31 per share of common stock to be paid on June 12, 2026 to stockholders of record as of May 29, 2026.

RESULTS OF OPERATIONS

We have one reportable segment, which reflects how our chief operating decision maker, our President and Chief Executive Officer, reviews and assesses performance of the business. This reportable segment includes our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces, and our suite of mobile apps. The accounting policies of this segment are the same as those described in “Note 1 — The Company and Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this report.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Marketplace revenues	$2,508	$2,143	17%
Advertising revenues	581	442	31%
Net revenues	$3,089	$2,585	19%

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%
2025
Net revenues	$2,585	$2,730	$2,820	$2,965
% change from prior quarter	—%	6%	3%	5%
2026
Net revenues	$3,089	$—	$—	$—
% change from prior quarter	4%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
United States	$1,733	$1,346	29%
Percentage of net revenues	56%	52%

International	1,356	1,239	9%
Percentage of net revenues	44%	48%

Net revenues (1)	$3,089	$2,585	19%
(1)Net revenues included $13 million of hedging losses for the three months ended March 31, 2026, compared to $8 million of hedging gains during the same period in 2025.

Our Marketplace platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results; we have experienced and may continue to experience elevated foreign currency volatility in the future, including as a result of tariffs, global trade announcements, war and other uncertainties. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant movements. As shown in the table above, we generate approximately half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I — Item 1A: Risk Factors” of the 2025 Form 10-K.

Foreign currency movements relative to the U.S. dollar had a favorable impact of $78 million for the three months ended March 31, 2026 compared to an unfavorable impact of $21 million during the same period in 2025. The effect of foreign currency exchange rate movements for the three months ended March 31, 2026 compared to the same period in 2025 was primarily attributable to the weakening of the U.S. dollar against the euro and other major currencies.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2026			2025	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$3,089	$78	$3,011	$2,585	19%	17%

GMV	$22,197	$749	$21,448	$18,753	18%	14%

Take rate	13.91%			13.78%	0.13%
(1)Net revenues included $13 million of hedging losses for the three months ended March 31, 2026, compared to $8 million of hedging gains during the same period in 2025.

Net revenues increased during the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher GMV, increased first party advertising penetration, and higher volume and favorable rates associated with our U.S. net shipping program. The increase in first party advertising revenue was driven by increased adoption and attribution changes that enhanced our ability to convert first-party ads, which increased monetization during the period.

The increase in GMV during the three months ended March 31, 2026 compared to the same period in 2025 was primarily driven by the continued execution of our strategic initiatives and improved U.S. consumer demand with growth improving sequentially across all our major categories. GMV growth across Focus Categories, C2C and Recommerce, which includes pre-owned and refurbished, outpaced the remainder of our Marketplace, with particularly strong performance in Collectibles, Motors Parts & Accessories, Fashion and Electronics. C2C growth outpaced B2C growth across the United States, United Kingdom and Germany. These increases were partially offset by continued challenging macroeconomic conditions across certain international markets.

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

	Three Months Ended March 31,
	2026	2025	% Change
Cost of net revenues (1)(2)	$802	$697	15%
Percentage of net revenues	26%	27%
(1)Cost of net revenues were net of immaterial hedging activity for the three months ended March 31, 2026 and 2025, respectively.
(2)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $17 million on cost of net revenues for the three months ended March 31, 2026, compared to favorable impact of $5 million during the same period in 2025.

The increase in cost of net revenues for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases of $38 million driven by payment processing volume, $17 million due to the unfavorable impact of foreign currency movements, $16 million in cost of promoted listings products and $12 million in data center costs.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025	% Change
Sales and marketing	$673	$536	25%
Percentage of net revenues	22%	21%
Product development	450	393	15%
Percentage of net revenues	15%	15%
General and administrative	410	261	57%
Percentage of net revenues	13%	10%
Transaction losses	138	81	70%
Percentage of net revenues	4%	3%
Amortization of acquired intangible assets	5	6	(8)%
Total operating expenses (1)	$1,676	$1,277	31%
(1)Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $45 million on operating expenses for the three months ended March 31, 2026, compared to a favorable impact of $12 million during the same period in 2025.

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

The increase in sales and marketing expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to increases of $89 million in marketing program costs, $27 million due to the unfavorable impact of foreign currency movements and $16 million in employee-related costs.

Product Development

Product development expenses primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs and depreciation on equipment. Our top technology priorities include improving seller tools and buyer experiences across our Marketplace platforms powered by intelligent computing at scale.

The increase in product development expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to an increase in employee-related costs.

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

The increase in general and administrative expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to $104 million of restructuring costs and executive bonuses and $35 million in employee-related costs.

Transaction Losses

Transaction losses consist primarily of losses resulting from our buyer protection programs, chargebacks for unauthorized credit card use, and merchant related chargebacks due to non-delivery of goods or services. We expect our transaction losses to fluctuate depending on many factors, including changes to our protection programs, macroeconomic conditions and volume.

The increase in transaction losses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to $17 million from the ramping of new initiatives, $15 million from higher volume and rate fluctuations and $11 million from unfavorable fluctuations in buyer and seller fraud and recovery rates.

Gain (loss) on equity investments and warrants, net

Gain (loss) on equity investments and warrants, net primarily consists of gains and losses related to our various types of equity investments. Gain (loss) on equity investments and warrants, net were immaterial for the three months ended March 31, 2026 and 2025. Refer to “Note 5 — Investments” for further details about our equity investments.

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

	Three Months Ended March 31,
	2026	2025	% Change
Interest expense	$(61)	$(61)	—%
Percentage of net revenues	(2)%	(2)%

Interest income	$58	$77	(25)%
Foreign exchange and other	8	4	**
Total interest income and other, net	$66	$81	(19)%
Percentage of net revenues	2%	3%
** Percentage change not meaningful

Interest income decreased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to a lower average notional amount of fixed-income investments and lower yields.

Income Tax Provision

The following table presents provision for income taxes and the effective tax rate for the periods indicated (in millions, except percentages):

	Three Months Ended March 31,
	2026	2025
Income tax provision	$(106)	$(128)
Effective tax rate	17.1%	20.4%

The decrease in our effective tax rate for the three months ended March 31, 2026 compared to the same periods in 2025 was primarily due to an increase in excess tax benefits on stock-based compensation.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although there are inherent uncertainties in these examinations.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$970	$755
Continuing investing activities	783	1,344
Continuing financing activities	(561)	(1,248)
Effect of exchange rates on cash, cash equivalents and restricted cash	(12)	19
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	(1)	—
Net increase in cash, cash equivalents and restricted cash	$1,179	$870

Continuing Operating Activities

Our operating cash flows are largely dependent on the amount of revenue generated on our Marketplace platforms, offset by cash payments for marketing programs, employee-related costs, payment processing and taxes.

Cash provided by continuing operating activities increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to an increase in net revenues and other working capital movements.

Continuing Investing Activities

Cash provided by continuing investing activities of $783 million for the three months ended March 31, 2026 was primarily attributable to proceeds of $684 million from the sale of investments, $352 million from the maturities of investments and $194 million from shareholder distributions from equity investments, partially offset by cash paid for investments of $364 million and property and equipment of $72 million.

Cash provided by continuing investing activities of $1.3 billion for the three months ended March 31, 2025 was primarily attributable to proceeds of $4.6 billion from the maturities of investments, partially offset by cash paid for investments of $3.0 billion and property and equipment of $111 million.

Continuing Financing Activities

Cash used in continuing financing activities of $561 million for the three months ended March 31, 2026 was primarily attributable to the $486 million paid to repurchase common stock and $139 million paid in cash dividends.

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

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash for the three months ended March 31, 2026 compared to the 2025 was due to the strengthening of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of March 31, 2026 and December 31, 2025, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $5.1 billion and $4.8 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $1.2 billion and $1.0 billion, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” on our condensed consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $154 million and $171 million, respectively. We believe these assets, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

Geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates, and changes in and uncertainty regarding global tariffs and trade policies have caused material disruptions in both the United States and international financial markets and economies and the duration of these disruptions remains uncertain. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot provide assurance that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

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

Senior Notes

In November 2025, we issued $1.0 billion aggregate principal amount of senior notes, which consisted of $600 million aggregate principal amount of 4.250% fixed rate notes due 2029 and $400 million aggregate principal amount of 5.125% fixed rate notes due 2035.

In October 2025, we redeemed the $425 million aggregate principal amount of our previously outstanding 5.900% senior notes due in November 2025. Total cash consideration paid was $425 million, as the redemption price was equal to 100% of the principal amount. In addition, we paid accrued and unpaid interest on the principal amount.

In March 2025, we repaid the $800 million aggregate principal amount of our previously outstanding 1.900% senior notes due 2025 on the date of maturity.

As of March 31, 2026, we had fixed-rate senior notes outstanding with an aggregate principal amount of $6.8 billion, with $750 million aggregate principal amount payable within 12 months.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments. As of March 31, 2026 and December 31, 2025, we had no commercial paper notes outstanding. During the three months ended March 31, 2025, we repaid the $450 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $575 million aggregate principal amount of commercial paper notes, of which $360 million aggregate principal amount had original maturities less than 90 days and $215 million aggregate principal amount had original maturities greater than 90 days.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 9 — Debt” to the condensed consolidated financial statements included in this report. As of March 31, 2026, we had no commercial paper notes outstanding; therefore, $2.0 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Income Taxes

As of March 31, 2026, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $1.1 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

Acquisition of Depop, Inc.

In February 2026, we entered into a definitive agreement to acquire Depop, Inc. for approximately $1.2 billion in cash, subject to certain purchase price adjustments. The transaction is currently expected to close by the end of the third quarter of 2026, subject to the satisfaction of certain closing conditions and receipt of required regulatory approvals. We intend to fund the transaction with cash on hand.

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

In February 2026, our Audit Committee authorized an incremental $2.0 billion under our stock repurchase program in addition to the $5.0 billion previously authorized in 2024. Our stock repurchase program has no expiration from the date of authorization.

During the three months ended March 31, 2026, we repurchased $500 million of our common stock under our stock repurchase program. As of March 31, 2026, a total of $2.3 billion remained available for future repurchases of our common stock. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

During the three months ended March 31, 2026, we paid a total of $139 million in cash dividends compared to $134 million paid during the same period in 2025. In April 2026, our Audit Committee declared a cash dividend of $0.31 per share of common stock to be paid on June 12, 2026 to stockholders of record as of May 29, 2026.

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

We have entered into various indemnification agreements and, in the ordinary course of business, we have included limited indemnification provisions in certain of our agreements with parties with which we have commercial relations. It is not possible to determine the maximum potential loss under these various indemnification provisions due to our limited history of prior indemnification claims and the unique facts and circumstances involved in each particular provision. To date, losses recognized on our condensed consolidated statement of income in connection with our indemnification provisions have not been significant, either individually or collectively. See “Note 10 — Commitments and Contingencies” to the condensed consolidated financial statements included in this report for more information about our indemnification provisions.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, corporate bonds, commercial paper and government and agency securities. As of March 31, 2026, approximately 57% of our total cash and investments were held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of March 31, 2026, the balance of our corporate bonds, commercial paper and government and agency securities was $2.2 billion, which represented approximately 31% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $28 million and $30 million as of March 31, 2026 and December 31, 2025, respectively.

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

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately-held companies. Our consolidated results of operations include, as a component of “Interest income and other, net,” our share of the net income or loss of the equity investments accounted for under the equity method of accounting, and as a component of “Gain (loss) on equity investments and warrants, net,” the change in fair value of the equity investments accounted for under the fair value option. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in “Gain (loss) on equity investments and warrants, net.”

As of March 31, 2026, our equity investments totaled $766 million, which represented approximately 11% of our total cash and investments.

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

We use foreign exchange derivative contracts to help protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but cannot eliminate, the impact of adverse currency exchange rate movements. Most of these contracts are designated as cash flow hedges for accounting purposes. For qualifying cash flow hedges, the derivative’s gain or loss is initially reported as a component of “Accumulated other comprehensive income” and subsequently reclassified into earnings in the same period the forecasted transaction affects earnings. For contracts not designated as cash flow hedges for accounting purposes, the derivative’s gain or loss is recognized immediately in earnings on our condensed consolidated statement of income. However, only certain revenue and costs are eligible for cash flow hedge accounting.

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of March 31, 2026. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$24	$(79)
Foreign exchange contracts - Not designated for hedge accounting	$6	$(53)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an adverse impact of $7 million on income from continuing operations before income taxes as of March 31, 2026.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Item 1A:    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, but not limited to, those described in “Part I — Item 1A: Risk Factors” in our 2025 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in our 2025 Form 10-K.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchase activity for the three months ended March 31, 2026:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
January 31, 2026	1,012,486	$92.69	1,012,486	$2,704,628,620
February 28, 2026	1,040,321	$85.70	1,040,321	$2,615,474,379
March 31, 2026	3,497,107	$90.65	3,497,107	$2,298,474,461
	5,549,914		5,549,914
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
In February 2026, our Audit Committee authorized an incremental $2.0 billion under our stock repurchase program in addition to the $5.0 billion previously authorized in 2024. Our stock repurchase program has no expiration from the date of authorization.
For the three months ended March 31, 2026, we repurchased $500 million of our common stock under our stock repurchase program. As of March 31, 2026, a total of $2.3 billion remained available for future repurchases of our common stock.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

On February 20, 2026, Mazen Rawashdeh, our Senior Vice President, Chief Technology Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until March 31, 2027, subject to customary exceptions. His 10b5-1 Plan provides for exercise of options (if applicable) and sales from time to time of a portion of (i) the shares of eBay common stock underlying his options and (ii) his shares of eBay common stock that he could receive upon the future vesting of certain outstanding equity awards net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Rawashdeh’s 10b5-1 Plan, can only be determined upon the occurrence of future equity award vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future equity award vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Rawashdeh’s 10b5-1 Plan is 96,219. This amount includes target amounts of shares that may be earned pursuant to outstanding performance-based equity awards. The actual number of such shares earned, if any, could be higher or lower depending on attainment of performance goals during the applicable performance period.

On March 6, 2026, Cornelius Boone, our Senior Vice President, Chief People Officer, adopted a 10b5-1 Plan, which is designed to be in effect until March 31, 2027, subject to customary exceptions. His 10b5-1 Plan provides for sales from time to time of a portion of his shares of eBay common stock, up to a maximum of 88,600 shares in the aggregate.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer and Director
Date:	April 29, 2026
Principal Financial Officer:

		By:	/s/ Peggy Alford
Peggy Alford
Chief Financial Officer
Date:	April 29, 2026
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	April 29, 2026