Form 10-Q
period 2026-06-30
EBAY INC
filed 2026-08-06
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of July 31, 2026, there were 445 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements related to expectations, plans and intentions regarding our business strategies, focus categories, country-specific investments, horizontal initiatives, macroeconomic conditions, seasonal trends, new and updated products and initiatives, technology priorities, consumer confidence, demand and spending, geopolitical events, tariffs, cross-border trade, global trade policy, foreign exchange rate fluctuations and volatility, income taxes, elevated interest rates, the impact of new and changing regulations and standards, and inflationary pressure on our business and operations, as well as any trends relating to any of the foregoing. You can generally identify these forward-looking statements by words such as “ability,” “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “impact,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “probable,” “pursue,” “remain,” “seek,” “should,” “strategy,” “strive,” “target,” “value,” “will,” “would” and other similar expressions or variations. Our forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

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
•the impact of stockholder activism or unsolicited acquisition proposals;
•the impact of extensive and increasing regulation and oversight that affect our business;
•the risk of liability for the actions of our customers, including products sold by sellers on our platforms;
•the impact of increasing levels of regulation in the areas of privacy, protection of user data, cybersecurity and AI;
•the risks associated with third-party allegations relating to intellectual property rights;
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

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2026	December 31, 2025
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,310	$1,867
Short-term investments	997	1,052
Customer accounts and funds receivable	1,589	1,280
Other current assets	1,107	887
Total current assets	6,003	5,086
Long-term investments	2,317	2,767
Property and equipment, net	1,301	1,165
Goodwill	4,471	4,467
Operating lease right-of-use assets	394	428
Deferred tax assets	2,929	2,959
Other assets	518	565
Total assets	$17,933	$17,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,593	$750
Accounts payable	353	242
Customer accounts and funds payable	1,589	1,280
Accrued expenses and other current liabilities	2,334	2,257
Income taxes payable	23	108
Total current liabilities	5,892	4,637
Operating lease liabilities	278	315
Deferred tax liabilities	1,446	1,431
Long-term debt	5,142	5,996
Other liabilities	510	575
Total liabilities	13,268	12,954
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 445 and 449 shares outstanding	2	2
Additional paid-in capital	19,009	18,785
Treasury stock at cost, 1,316 and 1,307 shares	(54,621)	(53,807)
Retained earnings	40,072	39,296
Accumulated other comprehensive income	203	207
Total stockholders’ equity	4,665	4,483
Total liabilities and stockholders’ equity	$17,933	$17,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,134	$2,730	$6,223	$5,315
Cost of net revenues	832	750	1,634	1,447
Gross profit	2,302	1,980	4,589	3,868
Operating expenses:
Sales and marketing	697	586	1,370	1,122
Product development	484	452	934	845
General and administrative	306	371	716	632
Transaction losses	133	86	271	167
Amortization of acquired intangible assets	6	6	11	12
Total operating expenses	1,626	1,501	3,302	2,778
Income from operations	676	479	1,287	1,090
Interest and other:
Gain (loss) on equity investments and warrants, net	2	(4)	4	(6)
Interest expense	(65)	(62)	(126)	(123)
Interest income and other, net	52	59	118	140
Income from continuing operations before income taxes	665	472	1,283	1,101
Income tax provision	(113)	(107)	(219)	(235)
Income from continuing operations	552	365	1,064	866
Loss from discontinued operations, net of income taxes	(2)	(1)	(2)	(3)
Net income	$550	$364	$1,062	$863

Income (loss) per share - basic:
Continuing operations	$1.24	$0.79	$2.38	$1.86
Discontinued operations	—	—	—	(0.01)
Net income per share - basic	$1.24	$0.79	$2.38	$1.85

Income (loss) per share - diluted:
Continuing operations	$1.21	$0.78	$2.33	$1.83
Discontinued operations	—	—	—	(0.01)
Net income per share - diluted	$1.21	$0.78	$2.33	$1.82

Weighted-average shares:
Basic	445	461	447	465
Diluted	455	470	457	473

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
	(Unaudited)
Net income	$550	$364	$1,062	$863
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	(12)	39	(19)	64
Unrealized gains (losses) on investments, net	(4)	10	(18)	18
Tax benefit (expense) on unrealized gains (losses) on investments, net	1	(2)	4	(4)
Unrealized gains (losses) on hedging activities, net	9	(55)	36	(114)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	(2)	11	(7)	25
Other comprehensive income (loss), net of tax	(8)	3	(4)	(11)
Comprehensive income	$542	$367	$1,058	$852

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in capital:
Balance, beginning of period	18,844	18,362	18,785	18,289
Common stock and stock-based awards issued	62	93	64	93
Stock-based compensation	182	167	338	304
Tax withholdings related to net share settlements of restricted stock units and awards	(83)	(68)	(189)	(137)
Other	4	4	11	9
Balance, end of period	19,009	18,558	19,009	18,558
Treasury stock at cost:
Balance, beginning of period	(54,310)	(51,920)	(53,807)	(51,290)
Common stock repurchased	(311)	(628)	(814)	(1,258)
Balance, end of period	(54,621)	(52,548)	(54,621)	(52,548)
Retained earnings:
Balance, beginning of period (as adjusted)	39,665	38,193	39,296	37,834
Net income	550	364	1,062	863
Dividends and dividend equivalents declared	(143)	(140)	(286)	(280)
Balance, end of period	40,072	38,417	40,072	38,417
Accumulated other comprehensive income:
Balance, beginning of period	211	192	207	206
Foreign currency translation adjustment	(12)	39	(19)	64
Change in unrealized gains (losses) on investments	(4)	10	(18)	18
Change in unrealized gains (losses) on derivative instruments	9	(55)	36	(114)
Tax benefit (provision) on above items	(1)	9	(3)	21
Balance, end of period	203	195	203	195
Total stockholders’ equity	$4,665	$4,624	$4,665	$4,624

Dividends and dividend equivalents declared per share or restricted stock unit	$0.31	$0.29	$0.62	$0.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,062	$863
Loss from discontinued operations, net of income taxes	2	3
Adjustments:
Transaction losses	271	167
Depreciation and amortization	194	131
Stock-based compensation	338	301
Deferred income taxes	43	(58)
Gain on investments, warrants and other, net	(30)	(3)
Changes in assets and liabilities, net of acquisition effects	(361)	(989)
Net cash provided by continuing operating activities	1,519	415
Net cash used in discontinued operating activities	(27)	—
Net cash provided by operating activities	1,492	415
Cash flows from investing activities:
Purchases of property and equipment	(295)	(212)
Purchases of investments	(1,409)	(5,007)
Maturities of investments	1,064	6,530
Sales of investments	684	—
Shareholder distributions from equity investments	194	225
Acquisitions and other	(39)	(92)
Net cash provided by investing activities	199	1,444
Cash flows from financing activities:
Proceeds from issuance of common stock	64	93
Repurchases of common stock	(809)	(1,239)
Payments for taxes related to net share settlements of restricted stock units and awards	(189)	(137)
Payments for dividends	(277)	(268)
Repayment of senior notes	(750)	(800)
Proceeds from issuance of commercial paper	739	943
Repayment of commercial paper	—	(818)
Net funds receivable and payable activity	213	288
Other	(16)	(26)
Net cash used in financing activities	(1,025)	(1,964)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(23)	50
Net increase (decrease) in cash, cash equivalents and restricted cash	643	(55)
Cash, cash equivalents and restricted cash at beginning of period	3,055	3,286
Cash, cash equivalents and restricted cash at end of period	$3,698	$3,231

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Six Months Ended June 30,
	2026	2025
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$118	$132
Income taxes	$326	$1,120

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	June 30,
	2026	2025
	(In millions)
	(Unaudited)
Cash and cash equivalents	$2,310	$2,070
Customer accounts (including restricted cash of $446 and $365, respectively)	1,231	1,007
Restricted cash included in other current assets	156	152
Restricted cash included in other assets	1	2
Cash, cash equivalents and restricted cash	$3,698	$3,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces, and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and a unique selection.

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

Internal use software costs

Platform development costs, including direct labor and stock-based compensation, are capitalized when (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. Costs incurred prior to meeting these criteria are expensed as incurred. Due to the iterative and agile nature of the Company’s product development processes, the Company has determined that significant development uncertainty generally persists until the software is deployed, or within a short period prior to deployment. As a result, we did not capitalize platform development cost for any of the periods presented.

Recently Adopted Accounting Pronouncements

In 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enabling investors to better understand an entity’s overall performance and assess potential future cash flows. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The standard is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. We adopted this guidance in the fourth quarter of 2024 with no material impact on our consolidated financial statements and related disclosures.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

Adoption of the standard using the retrospective method impacted our previously reported results as follows (in millions, except per share data):

CONDENSED CONSOLIDATED BALANCE SHEET
	December 31, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Property and equipment, net	$1,338	$(173)	$1,165
Deferred and other tax liabilities, net	$1,472	$(41)	$1,431
Retained earnings	$39,428	$(132)	$39,296

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Three Months Ended June 30, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Cost of net revenues	$776	$(26)	$750
Product development	$421	$31	$452
Income tax provision	$(108)	$1	$(107)
Income from continuing operations	$369	$(4)	$365
Net income	$368	$(4)	$364

Income per share - basic:
Continuing operations	$0.80	$(0.01)	$0.79
Discontinued operations	—	—	—
Net income per share - basic	$0.80	$(0.01)	$0.79

Income per share - diluted:
Continuing operations	$0.79	$(0.01)	$0.78
Discontinued operations	—	—	—
Net income per share - diluted	$0.79	$(0.01)	$0.78

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Six Months Ended June 30, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Cost of net revenues	$1,499	$(52)	$1,447
Product development	$783	$62	$845
Income tax provision	$(237)	$2	$(235)
Income from continuing operations	$874	$(8)	$866
Net income	$871	$(8)	$863

Income (loss) per share - basic:
Continuing operations	$1.88	$(0.02)	$1.86
Discontinued operations	(0.01)	—	(0.01)
Net income per share - basic	$1.87	$(0.02)	$1.85

Income (loss) per share - diluted:
Continuing operations	$1.85	$(0.02)	$1.83
Discontinued operations	(0.01)	—	(0.01)
Net income per share - diluted	$1.84	$(0.02)	$1.82

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended June 30, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Net income	$871	$(8)	$863
Depreciation and amortization	$186	$(55)	$131
Deferred income taxes	$(56)	$(2)	$(58)
Purchases of property and equipment	$(277)	$65	$(212)

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

In 2025, the FASB issued ASU 2025-11—Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. The guidance also adds lists to ASC 270 of the interim disclosures required by all other Codification topics and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. The standard is effective for annual reporting periods beginning after December 15, 2027. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

In 2026, the FASB issued ASU 2026-02—Environmental Credits and Environmental Credit Obligations (Topic 818). The guidance introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The standard is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Income from continuing operations	$552	$365	$1,064	$866
Loss from discontinued operations, net of income taxes	(2)	(1)	(2)	(3)
Net income	$550	$364	$1,062	$863
Denominator:
Weighted average shares of common stock - basic	445	461	447	465
Dilutive effect of equity incentive awards	10	9	10	8
Weighted average shares of common stock - diluted	455	470	457	473

Income (loss) per share - basic:
Continuing operations	$1.24	$0.79	$2.38	$1.86
Discontinued operations	—	—	—	(0.01)
Net income per share - basic	$1.24	$0.79	$2.38	$1.85
Income (loss) per share - diluted:
Continuing operations	$1.21	$0.78	$2.33	$1.83
Discontinued operations	—	—	—	(0.01)
Net income per share - diluted	$1.21	$0.78	$2.33	$1.82
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	—	1	—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 3 — Goodwill

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2025	Goodwill Acquired	Adjustments	June 30, 2026
Goodwill	$4,467	$12	$(8)	$4,471

The measurement period relating to the acquisition of Caramel ended in February 2026 while the measurement period relating to the acquisition of Tise ends in October 2026. The adjustments to goodwill for the six months ended June 30, 2026 were primarily due to foreign currency translation.

Acquisition of Depop Limited

In February 2026, we entered into a definitive agreement to acquire all of the outstanding equity interests of Depop Limited, a leading consumer-to-consumer (“C2C”) fashion marketplace, for $1.2 billion in cash, subject to certain purchase price adjustments. The transaction closed on July 30, 2026, strengthening our leadership in circular fashion and recommerce. We paid $1.4 billion in cash, inclusive of preliminary purchase price adjustments, subject to finalization. The preliminary purchase price adjustments reflect certain investments made by Depop prior to the acquisition close.

Due to the proximity of the closing date of the transaction to the filing date of this Quarterly Report, the initial accounting for the transaction is incomplete and therefore we are unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired, liabilities assumed and goodwill, and as such, required disclosures will be presented in future periods.

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

Net Revenues

The following table summarizes net revenues by activity for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Marketplace revenues	$2,538	$2,248	$5,046	$4,391
Advertising revenues	596	482	1,177	924
Total net revenues	$3,134	$2,730	$6,223	$5,315

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the customer is located.

The following table summarizes net revenues based on geography for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$1,757	$1,397	$3,490	$2,743
United Kingdom	387	381	774	712
China	330	314	653	611
Rest of world	660	638	1,306	1,249
Total net revenues	$3,134	$2,730	$6,223	$5,315

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 5 — Investments

The following tables summarize the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	June 30, 2026
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$763	$1	$—	$764
Commercial paper	149	—	—	149
Government and agency securities	84	—	—	84
	$996	$1	$—	$997
Long-term investments:
Corporate bonds	$1,522	$4	$(6)	$1,520
Government and agency securities	24	—	—	24
	$1,546	$4	$(6)	$1,544

	December 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$743	$2	$—	$745
Commercial paper	243	—	—	243
Government and agency securities	65	—	(1)	64
	$1,051	$2	$(1)	$1,052
Long-term investments:
Corporate bonds	$1,797	$16	$—	$1,813
Government and agency securities	25	—	—	25
	$1,822	$16	$—	$1,838

Our fixed-income investments predominantly consist of investment grade corporate bonds, commercial paper and government and agency securities. The corporate bonds, commercial paper and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies to minimize exposure to credit losses. As of June 30, 2026, unrealized losses on available-for-sale debt securities were primarily related to continued market volatility. The Company does not intend and is not more likely than not required to sell the investments before the recovery of the amortized cost basis. We did not recognize any credit-related impairment through an allowance for credit losses as of June 30, 2026.

The following tables present fair values and gross unrealized losses recorded to “Accumulated other comprehensive income” (“AOCI”) as of June 30, 2026 and December 31, 2025, aggregated by the length of time that individual securities have been in a continuous loss position (in millions):

	June 30, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,240	$(6)	$12	$—	$1,252	$(6)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$434	$—	$7	$—	$441	$—
Government and agency securities	11	—	64	(1)	75	(1)
	$445	$—	$71	$(1)	$516	$(1)

Refer to “Note 14 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from AOCI.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

June 30, 2026
One year or less	$997
One year through two years	563
Two years through three years	499
Three years through four years	252
Four years through five years	196
Thereafter	34
Total	$2,541

Equity Investments

The following table summarizes our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2026	December 31, 2025
Equity investments without readily determinable fair values	Long-term investments	$670	$825
Equity investments under the equity method of accounting	Long-term investments	48	49
Equity investments under the fair value option	Long-term investments	55	55
Total equity investments		$773	$929

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

The recapitalization and the shareholder distributions did not impact our ownership as we continued to own approximately 8.3% of the total outstanding preferred and common shares of Aurelia as of June 30, 2026.

The carrying value of our remaining investment in Aurelia was $474 million as of June 30, 2026 compared to $653 million as of December 31, 2025.

Other equity investments without readily determinable fair values

Certain other individually immaterial equity investments aggregating to $196 million and $172 million as of June 30, 2026 and December 31, 2025, respectively, are accounted for under the measurement alternative. The change in value of our other equity investments without readily determinable fair values for each of the three and six-month periods ended June 30, 2026 and 2025 was immaterial both individually and in the aggregate.

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

Certain individually immaterial equity investments aggregating to $48 million and $49 million as of June 30, 2026 and December 31, 2025, respectively, are accounted for under the equity method of accounting. Our share of the net income or loss of our equity method investments for each of the three and six-month periods ended June 30, 2026 and 2025 was immaterial both individually and in the aggregate.

Equity investments under the fair value option

Certain individually immaterial equity investments aggregating to $55 million as of both June 30, 2026 and December 31, 2025 are measured at fair value using the net asset value per share and therefore have not been classified in the fair value hierarchy. Refer to “Note 7 — Fair Value Measurement of Assets and Liabilities” for more information.

Gains and losses on equity investments

The following table summarizes unrealized gains and losses on equity investments for the three and six months ended June 30, 2026 and 2025 as presented within “Gain (loss) on equity investments and warrants, net” for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity investments	$—	$(4)	$11	$(6)
Less: Net gains recognized on equity investments sold during the period	—	—	—	2
Total unrealized gains (losses) on equity investments held, end of period	$—	$(4)	$11	$(8)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of June 30, 2026, we have estimated that $7 million of net derivative losses related to our foreign exchange cash flow hedges and $6 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities on our condensed consolidated statement of cash flows.

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

Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$28	$8
Foreign exchange contracts not designated as hedging instruments	Other current assets	22	9
Foreign exchange contracts designated as cash flow hedges	Other assets	14	12
Warrants and other	Other assets	3	10
Total derivative assets		$67	$39

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$5	$5
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	18	5
Interest rate contracts designated as fair value hedges	Other liabilities	8	2
Total derivative liabilities		$31	$12

Total fair value of derivative instruments		$36	$27

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of June 30, 2026, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $21 million, resulting in net derivative assets of $43 million and immaterial net derivative liabilities. As of June 30, 2026, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of June 30, 2026 and December 31, 2025, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2025	Amount of Gain Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	June 30, 2026
Foreign exchange contracts designated as cash flow hedges	$(44)	$25	$(14)	$(5)
Interest rate contracts designated as cash flow hedges	37	—	3	34
Total	$(7)	$25	$(11)	$29

	December 31, 2024	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain Reclassified From AOCI to Earnings	June 30, 2025
Foreign exchange contracts designated as cash flow hedges	$25	$(105)	$2	$(82)
Interest rate contracts designated as cash flow hedges	50	(3)	4	43
Total	$75	$(108)	$6	$(39)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table summarizes the total loss recognized on our condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) from foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(1)	$(6)	$(14)	$2
Loss from foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	(3)	(6)	(4)	(5)
Total loss recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(4)	$(12)	$(18)	$(3)

The following table summarizes the total gain recognized on our condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain from interest rate contracts designated as cash flow hedges recognized in interest expense	$1	$2	$3	$4
Loss from interest rate contracts designated as fair value hedges recognized in interest expense	(4)	—	(6)	—
Gain from hedged items attributable to hedged risk recognized in interest and other, net	4	—	6	—
Total gain recognized from interest rate derivative contracts in the condensed consolidated statement of income	$1	$2	$3	$4

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the total gain (loss) recognized on our condensed consolidated statement of income due to changes in the fair value of the warrants for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) attributable to changes in the fair value of warrants recognized in gain (loss) on equity investments and warrants, net	$2	$—	$(7)	$—

Notional Amounts of Derivative Contracts

Derivative transactions are measured in terms of the notional amount, but this amount is not recognized on our condensed consolidated balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged but is used only as the basis on which the value of foreign exchange payments under these contracts is determined. The following table presents the notional amounts of our outstanding derivatives as of the dates indicated (in millions):

	June 30, 2026	December 31, 2025
Foreign exchange contracts designated as cash flow hedges	$1,550	$1,677
Foreign exchange contracts not designated as hedging instruments	2,231	1,914
Interest rate contracts designated as fair value hedges	400	400
Total	$4,181	$3,991

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 7 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,310	$2,310	$—	$—
Customer accounts	1,231	1,231	—	—
Restricted cash included in other current assets	156	156	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	3,698	3,698	—	—
Derivatives	67	—	64	3
Short-term investments:
Corporate bonds	764	—	764	—
Commercial paper	149	—	149	—
Government and agency securities	84	—	84	—
Total short-term investments	997	—	997	—
Long-term investments:
Corporate bonds	1,520	—	1,520	—
Government and agency securities	24	—	24	—
Total long-term investments	1,544	—	1,544	—
Total financial assets	$6,306	$3,698	$2,605	$3

Liabilities:
Derivatives	$31	$—	$31	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,867	$1,867	$—	$—
Customer accounts	1,017	1,017	—	—
Restricted cash included in other current assets	170	170	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	3,055	3,055	—	—
Derivatives	39	—	29	10
Short-term investments:
Corporate bonds	745	—	745	—
Commercial paper	243	—	243	—
Government and agency securities	64	—	64	—
Total short-term investments	1,052	—	1,052	—
Long-term investments:
Corporate bonds	1,813	—	1,813	—
Government and agency securities	25	—	25	—
Total long-term investments	1,838	—	1,838	—
Total financial assets	$5,984	$3,055	$2,919	$10

Liabilities:
Derivatives	$12	$—	$12	$—

Our financial assets and liabilities are valued using market prices on both active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels for the six months ended June 30, 2026.

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

Fair value measurement of equity investments

Certain immaterial equity investments under the fair value option aggregating to $55 million as of both June 30, 2026 and December 31, 2025, are measured at fair value using the net asset value per share and therefore have not been classified in the fair value hierarchy. Refer to “Note 5 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions, reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits is immaterial as of both June 30, 2026 and December 31, 2025.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for both the six months ended June 30, 2026 and June 30, 2025 that was included in the deferred revenue balance at the beginning of the respective periods was immaterial.

Customer accounts and funds receivable

	June 30, 2026	December 31, 2025
	(In millions)
Customer accounts	$1,231	$1,017
Funds receivable	358	263
Customer accounts and funds receivable	$1,589	$1,280

Other current assets

	June 30, 2026	December 31, 2025
	(In millions)
Income and other tax receivable	$338	$194
Restricted cash	156	170
Accounts receivable, net	155	135
Prepaid expenses	144	126
Short-term derivative assets	50	17
Other	264	245
Other current assets	$1,107	$887

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	June 30, 2026	December 31, 2025
	(In millions)
Compensation and related benefits	$518	$644
Accrued indirect tax expense	498	509
Accrued marketing expenses	267	226
Operating lease liabilities	117	119
Transaction loss liability	108	90
Accrued general and administrative expenses	91	70
Shipping and carrier liabilities	88	91
Deferred revenue	51	43
Accrued interest expense	48	45
Other	548	420
Accrued expenses and other current liabilities	$2,334	$2,257

Interest income and other, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Interest income	$58	$64	$116	$141
Foreign exchange and other	(6)	(5)	2	(1)
Total interest income and other, net	$52	$59	$118	$140

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Debt

The following table summarizes the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	June 30, 2026	Effective Interest Rate	December 31, 2025	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2026	1.400%	$—	—%	$750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2029	4.250%	600	4.419%	600	4.419%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2035	5.125%	400	5.226%	400	5.226%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		6,025		6,775
Hedge accounting fair value adjustments (1)		(8)		(2)
Unamortized discount and debt issuance costs		(25)		(27)
Less: Current portion of long-term debt		(850)		(750)
Total long-term debt		5,142		5,996

Short-Term Debt
Current portion of long-term debt		850		750
Commercial paper		750		—
Unamortized discount and debt issuance costs		(7)		—
Total short-term debt		1,593		750
Total Debt		$6,735		$6,746
(1)Includes the fair value adjustments to debt associated with interest rate swaps designated as fair value hedges.

Senior Notes

In May 2026, we repaid the $750 million aggregate principal amount of our previously outstanding 1.400% senior notes due 2026 on the date of maturity. Cash paid related to the repayment was classified as a financing activity on our condensed consolidated statement of cash flows.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was $58 million and $118 million for the three and six months ended June 30, 2026, respectively, compared to $55 million and $112 million for the same periods in 2025. As of June 30, 2026 and December 31, 2025, the estimated fair value of these senior notes, using Level 2 inputs, was $5.4 billion and $6.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments.

During the six months ended June 30, 2026, we issued $750 million aggregate principal amount of commercial paper notes with original maturities greater than 90 days. As of June 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.12% per annum and a weighted average remaining term of 76 days.

During the six months ended June 30, 2025, we repaid the $830 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $955 million aggregate principal amount of commercial paper notes, of which $567 million aggregate principal amount had original maturities less than 90 days and $388 million aggregate principal amount had original maturities greater than 90 days. As of December 31, 2025, we had no commercial paper notes outstanding.

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

As of June 30, 2026, no borrowings were outstanding under our $2.0 billion credit agreement. However, as described above, we have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion, and we are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As of June 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.3 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, if so elected by us upon the occurrence of a qualified material acquisition, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants on our outstanding debt instruments for the six months ended June 30, 2026.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Amounts accrued for legal and regulatory proceedings were not material as of June 30, 2026 and December 31, 2025. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

The following table summarizes stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2026				$798
Authorization of additional repurchases in February 2026				2,000
Repurchase of shares of common stock	9	$94.95	$810	(810)
Balance as of June 30, 2026				$1,988
(1)These repurchased shares of common stock were recognized as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes immaterial broker commissions and excise tax accruals.

Dividends

During the three and six months ended June 30, 2026, we paid a total of $138 million and $277 million in cash dividends, respectively, compared to $134 million and $268 million paid during the same periods in 2025. In July 2026, our Audit Committee declared a cash dividend of $0.31 per share of common stock to be paid on September 11, 2026 to stockholders of record as of August 28, 2026.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 12 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2026	19
Awarded	8
Vested	(5)
Forfeited	(2)
Outstanding as of June 30, 2026	20

The weighted average grant date fair value for RSUs awarded for the six months ended June 30, 2026 was $92.83 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of net revenues	$13	$10	$24	$19
Sales and marketing	27	24	49	44
Product development	86	86	162	155
General and administrative	56	45	103	83
Total stock-based compensation expense	$182	$165	$338	$301

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Income Taxes

We are subject to both direct and indirect taxation in the United States and various states and foreign jurisdictions. We are under examination by certain tax authorities for the 2015 to 2024 tax years. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these or other examinations. The material jurisdictions where we are subject to potential examination by tax authorities for tax years after 2009 include, among others, the United States (at the federal level and in the State of California), Germany, India, Switzerland and the United Kingdom.

We have recognized the tax consequences of all foreign unremitted earnings and management has no specific plans to indefinitely reinvest the unremitted earnings of our foreign subsidiaries as of the balance sheet date. In the second quarter of 2025, we made the final payment of $292 million related to the repatriation of foreign earnings previously included in “Income taxes payable” on our condensed consolidated balance sheet as of December 31, 2024. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings. These basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 14 — Accumulated Other Comprehensive Income

The following tables summarize the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of March 31, 2026	$20	$3	$171	$17	$211
Other comprehensive income (loss) before reclassifications	9	(4)	(6)	(7)	(8)
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—	—
Net current period other comprehensive income (loss)	9	(4)	(6)	(7)	(8)
Balance as of June 30, 2026	$29	$(1)	$165	$10	$203

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
Balance as of March 31, 2025	$16	$1	$155	$20	$192
Other comprehensive income (loss) before reclassifications	(59)	10	39	10	—
Less: Amount of gain (loss) reclassified from AOCI	(4)	—	—	1	(3)
Net current period other comprehensive income (loss)	(55)	10	39	9	3
Balance as of June 30, 2025	$(39)	$11	$194	$29	$195

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2025	$(7)	$17	$178	$19	$207
Other comprehensive income (loss) before reclassifications	25	(18)	(13)	(6)	(12)
Less: Amount of gain (loss) reclassified from AOCI	(11)	—	—	3	(8)
Net current period other comprehensive income (loss)	36	(18)	(13)	(9)	(4)
Balance as of June 30, 2026	$29	$(1)	$165	$10	$203

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206
Other comprehensive income (loss) before reclassifications	(108)	18	64	20	(6)
Less: Amount of gain (loss) reclassified from AOCI	6	—	—	(1)	5
Net current period other comprehensive income (loss)	(114)	18	64	21	(11)
Balance as of June 30, 2025	$(39)	$11	$194	$29	$195

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table summarizes the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(1)	$(6)	$(14)	$2
Interest rate contracts	Interest expense	1	2	3	4
	Income from continuing operations before income taxes	—	(4)	(11)	6
	Income tax provision	—	1	3	(1)
Total reclassifications for the period	Net income	$—	$(3)	$(8)	$5

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with “Forward-Looking Statements” and the condensed consolidated financial statements and the related notes included in this report, and “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K. This section of this Form 10-Q generally discusses items relating to the three and six-month periods ended June 30, 2026 and 2025 and comparisons between the respective periods.

OVERVIEW

Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “eBay” or the “Company” in this Quarterly Report on Form 10-Q, we mean eBay Inc. and its consolidated subsidiaries.

Business

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces, and our suite of mobile apps, together, create one of the world's largest and most vibrant marketplaces for discovering great value and a unique selection.

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide our buyers choice and a breadth of relevant inventory from around the globe and to enable our sellers to access eBay’s 136 million buyers worldwide. Our business model is designed such that we are successful when our sellers are successful. We earn revenue primarily through fees collected on paid transactions, first-party advertising and shipping.

eBay’s strategy is centered on reinventing the future of ecommerce for enthusiasts by delivering trusted, engaging shopping experiences for our customers. Our approach leverages our 30+ years of global commerce expertise and data with advanced technology, including the use of artificial intelligence (“AI”), to enhance the marketplace experience, reduce transactional friction and drive operational efficiency. Our Marketplace platforms enable our buyers and sellers to benefit from our global scale and continued investments in technology, marketing and customer service. We provide a comprehensive suite of features and services designed to enhance the overall customer experience, leveraging innovation and trust-based programs to simplify commerce, improve efficiency and strengthen engagement and consumer confidence across our global marketplaces.

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

Quarter Highlights

Net revenues increased 15% to $3.1 billion for the three months ended June 30, 2026 compared to $2.7 billion during the same period in 2025.

Operating margin increased to 21.6% for the three months ended June 30, 2026 compared to 17.6% during the same period in 2025.

We generated cash flow from continuing operating activities of $549 million for the three months ended June 30, 2026 compared to $340 million used in continuing operating activities in the same period in 2025.

We repurchased $310 million of common stock and paid $138 million in cash dividends during the three months ended June 30, 2026.

We repaid the $750 million aggregate principal amount of our previously outstanding 1.400% senior notes due 2026 on the date of maturity and issued $750 million aggregate principal amount of commercial paper notes.

In July 2026, our Audit Committee declared a quarterly cash dividend of $0.31 per share of common stock to be paid on September 11, 2026 to stockholders of record as of August 28, 2026.

In February 2026, we entered into a definitive agreement to acquire all of the outstanding equity interests of Depop Limited, a leading consumer-to-consumer (“C2C”) fashion marketplace, for $1.2 billion in cash, subject to certain purchase price adjustments. The transaction closed on July 30, 2026. We paid $1.4 billion in cash, inclusive of preliminary purchase price adjustments, subject to finalization.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Marketplace revenues	$2,538	$2,248	13%	$5,046	$4,391	15%
Advertising revenues	596	482	24%	1,177	924	27%
Net revenues	$3,134	$2,730	15%	$6,223	$5,315	17%

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

	Quarter Ended
	March 31	June 30	September 30	December 31
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%
2025
Net revenues	$2,585	$2,730	$2,820	$2,965
% change from prior quarter	—%	6%	3%	5%
2026
Net revenues	$3,089	$3,134	$—	$—
% change from prior quarter	4%	1%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
United States	$1,757	$1,397	26%	$3,490	$2,743	27%
Percentage of net revenues	56%	51%		56%	52%

International	1,377	1,333	3%	2,733	2,572	6%
Percentage of net revenues	44%	49%		44%	48%

Net revenues (1)	$3,134	$2,730	15%	$6,223	$5,315	17%
(1)Net revenues included $1 million and $14 million of hedging losses for the three and six months ended June 30, 2026, respectively, compared to $6 million of hedging losses and $2 million of hedging gains during the same periods in 2025.

Our Marketplace platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results; we have experienced and may continue to experience elevated foreign currency volatility in the future, including as a result of tariffs, global trade announcements, war and other uncertainties. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant movements. As shown in the table above, we generate nearly half of our net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I — Item 1A: Risk Factors” of the 2025 Form 10-K.

Foreign currency movements relative to the U.S. dollar had favorable impacts of $22 million and $100 million on net revenues for the three and six months ended June 30, 2026, respectively, compared to favorable impacts of $32 million and $11 million during the same periods in 2025. The effect of foreign currency exchange rate movements for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily attributable to the weakening of the U.S. dollar against the euro and other major currencies.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,
	2026			2025	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$3,134	$22	$3,112	$2,730	15%	14%

GMV	$22,398	$168	$22,230	$19,514	15%	14%

Take rate	13.99%			13.99%	—%

	Six Months Ended June 30,
	2026			2025	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$6,223	$100	$6,123	$5,315	17%	15%

GMV	$44,595	$917	$43,678	$38,267	17%	14%

Take rate	13.95%			13.89%	0.06%
(1)Net revenues included $1 million and $14 million of hedging losses for the three and six months ended June 30, 2026, respectively, compared to $6 million of hedging losses and $2 million of hedging gains during the same periods in 2025.

Net revenues increased during the three and six months ended June 30, 2026 compared to the same period in 2025 primarily due to higher GMV, increased first party advertising penetration, and higher volume and favorable rates associated with our U.S. net shipping program. The increase in first party advertising revenue was driven by increased adoption and attribution changes that enhanced our ability to convert first-party ads, which increased monetization during the period.

The increase in GMV during the three and six months ended June 30, 2026 compared to the same period in 2025 was primarily driven by the continued execution of our strategic initiatives and improved U.S. consumer demand with growth improving sequentially across all our major categories. GMV growth across Focus Categories, C2C and Recommerce, which includes pre-owned and refurbished goods, outpaced the remainder of our Marketplace, with particularly strong performance in Collectibles, Motors Parts & Accessories, Fashion and Refurbished Goods. C2C growth outpaced B2C growth across the United States, the United Kingdom and Germany. These increases were partially offset by continued challenging macroeconomic conditions across certain international markets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Cost of net revenues (1)(2)	$832	$750	11%	$1,634	$1,447	13%
Percentage of net revenues	27%	27%		26%	27%
(1)Cost of net revenues was net of immaterial hedging activity for the three and six months ended June 30, 2026 and 2025.
(2)Foreign currency movements relative to the U.S. dollar had unfavorable impacts of $3 million and $20 million on cost of net revenues for the three and six months ended June 30, 2026, respectively, compared to unfavorable impacts of $8 million and $3 million during the same periods in 2025.

The increase in cost of net revenues for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases of $44 million in payment processing costs driven by higher payment processing volume, $20 million of promoted offsite advertising costs and $16 million of data center and site operations costs.

The increase in cost of net revenues for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases of $82 million in payment processing costs driven by higher payment processing volume, $36 million of promoted offsite advertising costs, $28 million of data center and site operations costs and $20 million due to the unfavorable impact of foreign currency movements.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Sales and marketing	$697	$586	19%	$1,370	$1,122	22%
Percentage of net revenues	22%	21%		22%	21%
Product development	484	452	7%	934	845	11%
Percentage of net revenues	15%	17%		15%	16%
General and administrative	306	371	(17)%	716	632	13%
Percentage of net revenues	10%	14%		12%	12%
Transaction losses	133	86	54%	271	167	62%
Percentage of net revenues	4%	3%		4%	3%
Amortization of acquired intangible assets	6	6	(9)%	11	12	(8)%
Total operating expenses (1)	$1,626	$1,501	8%	$3,302	$2,778	19%
(1)Foreign currency movements relative to the U.S. dollar had unfavorable impacts of $9 million and $54 million on operating expenses for the three and six months ended June 30, 2026, respectively, compared to an unfavorable impact of $12 million and an immaterial favorable impact during the same periods in 2025.

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

The increase in sales and marketing expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases of $81 million in marketing program costs and $21 million in employee-related costs.

The increase in sales and marketing expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases of $170 million in marketing program costs, $37 million in employee-related costs and $33 million due to the unfavorable impact of foreign currency movements.

Product Development

Product development expenses primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs and depreciation on equipment. Our top technology priorities include improving seller tools and buyer experiences across our Marketplace platforms powered by intelligent computing at scale.

The increase in product development expenses for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to an increase in employee-related costs.

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

The decrease in general and administrative expenses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to $42 million of lower legal and transaction related costs and $55 million of restructuring costs recorded in 2025 that did not reoccur in the current year, partially offset by an increase of $18 million of employee-related costs.

The increase in general and administrative expenses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to increases of $53 million of employee-related costs, $50 million of restructuring costs, partially offset by $29 million of lower legal and transaction related costs.

Transaction Losses

Transaction losses consist primarily of losses resulting from our buyer protection programs, chargebacks for unauthorized credit card use, and merchant-related chargebacks due to non-delivery of goods or services. We expect our transaction losses to fluctuate depending on many factors, including changes to our protection programs, macroeconomic conditions and volume.

The increase in transaction losses for the three months ended June 30, 2026 compared to the same period in 2025 was primarily due to $31 million from unfavorable fluctuations in buyer and seller fraud and recovery rates and $14 million from higher volume.

The increase in transaction losses for the six months ended June 30, 2026 compared to the same period in 2025 was primarily due to $68 million from unfavorable fluctuations in buyer and seller fraud and recovery rates and $32 million from higher volume.

Gain (loss) on equity investments and warrants, net

Gain (loss) on equity investments and warrants, net primarily consists of gains and losses related to our various types of equity investments. Gain (loss) on equity investments and warrants, net was immaterial for the three and six months ended June 30, 2026 and 2025. Refer to “Note 5 — Investments” for further details about our equity investments.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Interest expense	$(65)	$(62)	5%	$(126)	$(123)	2%
Percentage of net revenues	(2)%	(2)%		(2)%	(2)%

Interest income	$58	$64	(9)%	$116	$141	(18)%
Foreign exchange and other	(6)	(5)	**	2	(1)	**
Total interest income and other, net	$52	$59	(12)%	$118	$140	(16)%
Percentage of net revenues	2%	2%		2%	3%
** Percentage change not meaningful

The increase in interest expense for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to a higher average yield on outstanding debt.

The decrease in interest income for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to a lower average notional amount of fixed-income investments and lower yields.

Income Tax Provision

The following table presents provision for income taxes and the effective tax rate for the periods indicated (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax provision	$(113)	$(107)	$(219)	$(235)
Effective tax rate	17.1%	22.6%	17.1%	21.4%

The decrease in our effective tax rate for the three and six months ended June 30, 2026 compared to the same periods in 2025 was primarily due to an increase in excess tax benefits on stock-based compensation as well as a non-recurring remeasurement of deferred tax liabilities due to enacted Illinois legislation regarding the taxability of foreign earnings in 2025.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although there are inherent uncertainties in these examinations.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$1,519	$415
Continuing investing activities	199	1,444
Continuing financing activities	(1,025)	(1,964)
Effect of exchange rates on cash, cash equivalents and restricted cash	(23)	50
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	(27)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$643	$(55)

Continuing Operating Activities

Our operating cash flows are largely dependent on the amount of revenue generated on our Marketplace platforms, offset by cash payments for marketing programs, employee-related costs, payment processing and taxes.

Cash provided by continuing operating activities increased for the six months ended June 30, 2026 compared to the same period in 2025 primarily due to a decrease in cash paid for income taxes of $794 million, an increase in net revenues and other working capital movements.

Continuing Investing Activities

Cash provided by continuing investing activities of $199 million for the six months ended June 30, 2026 was primarily attributable to proceeds of $1.1 billion from the maturities of investments, $684 million from the sale of investments and $194 million from shareholder distributions from equity investments, partially offset by cash paid for investments of $1.4 billion and property and equipment of $295 million.

Cash provided by continuing investing activities of $1.4 billion for the six months ended June 30, 2025 was primarily attributable to proceeds of $6.5 billion from the maturities of investments and $225 million from the Aurelia shareholder distribution, partially offset by cash paid for investments of $5.0 billion and property and equipment of $212 million.

Continuing Financing Activities

Cash used in continuing financing activities of $1.0 billion for the six months ended June 30, 2026 was primarily attributable to the $809 million paid to repurchase common stock, the repayment of the $750 million aggregate principal amount of our previously outstanding 1.400% senior notes due 2026 and $277 million paid in cash dividends, partially offset by proceeds of $739 million from the issuance of commercial paper.

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

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash for the six months ended June 30, 2026 compared to the 2025 was due to the strengthening of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of June 30, 2026 and December 31, 2025, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $4.9 billion and $4.8 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $1.2 billion and $1.0 billion, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” on our condensed consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $157 million and $171 million, respectively. We believe these assets, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

Geopolitical events, inflationary pressure, foreign exchange rate volatility, elevated interest rates, and changes in and uncertainty regarding global tariffs and trade policies have caused material disruptions in both the United States and international financial markets and economies, and the duration of these disruptions remains uncertain. The impact of these events has increased, and may continue to increase, our borrowing costs and other costs of capital and otherwise adversely affect our business, results of operations, financial condition and liquidity. The future impact of these events cannot be predicted with certainty and we cannot provide assurance that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

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

Senior Notes

In May 2026, we repaid the $750 million aggregate principal amount of our previously outstanding 1.400% senior notes due 2026 on the date of maturity. Cash paid related to the repayment was classified as a financing activity on our condensed consolidated statement of cash flows.

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

As of June 30, 2026, we had fixed-rate senior notes outstanding with an aggregate principal amount of $6.0 billion, with $850 million aggregate principal amount payable within 12 months.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments.

During the six months ended June 30, 2026, we issued $750 million aggregate principal amount of commercial paper notes with original maturities greater than 90 days. As of June 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.12% per annum and a weighted average remaining term of 76 days.

During the six months ended June 30, 2025, we repaid the $830 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $955 million aggregate principal amount of commercial paper notes, of which $567 million aggregate principal amount had original maturities less than 90 days and $388 million aggregate principal amount had original maturities greater than 90 days. As of December 31, 2025, we had no commercial paper notes outstanding.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 9 — Debt” to the condensed consolidated financial statements included in this report. As of June 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.3 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Income Taxes

As of June 30, 2026, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $1.1 billion. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 13 — Income Taxes” to the condensed consolidated financial statements included in this report.

Acquisition of Depop Limited

In February 2026, we entered into a definitive agreement to acquire all of the outstanding equity interests of Depop Limited, a leading C2C fashion marketplace, for $1.2 billion in cash, subject to certain purchase price adjustments. The transaction closed on July 30, 2026. We paid $1.4 billion in cash, inclusive of preliminary purchase price adjustments, subject to finalization. See “Note 3 — Goodwill” to the condensed consolidated financial statements included in this report for more information about our acquisition of Depop Limited.

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

During the six months ended June 30, 2026, we repurchased $810 million of our common stock under our stock repurchase program. As of June 30, 2026, a total of $2.0 billion remained available for future repurchases of our common stock. See “Note 11 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

During the three and six months ended June 30, 2026, we paid a total of $138 million and $277 million in cash dividends, respectively, compared to $134 million and $268 million paid during the same periods in 2025. In July 2026, our Audit Committee declared a cash dividend of $0.31 per share of common stock to be paid on September 11, 2026 to stockholders of record as of August 28, 2026.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, corporate bonds, commercial paper and government and agency securities. As of June 30, 2026, approximately 50% of our total cash and investments were held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of June 30, 2026, the balance of our corporate bonds, commercial paper and government and agency securities was $2.5 billion, which represented approximately 36% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $37 million and $30 million as of June 30, 2026 and December 31, 2025, respectively.

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

As of June 30, 2026, our equity investments totaled $773 million, which represented approximately 11% of our total cash and investments.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of June 30, 2026. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$37	$(115)
Foreign exchange contracts - Not designated for hedge accounting	$4	$(39)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an immaterial adverse impact on income from continuing operations before income taxes as of June 30, 2026.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Stockholder activism or unsolicited acquisition proposals could disrupt our business, divert management’s attention, and adversely affect our ability to execute our long-term strategy.

Publicly traded companies are increasingly subject to campaigns by activist stockholders seeking operational, governance, or strategic changes. Activist stockholders may undertake proxy solicitations, advance stockholder proposals, or otherwise attempt to assert influence on our Board and management, including through the media. The Company may also, from time to time, receive unsolicited acquisition proposals. Responding to this activity can be costly and time-consuming, may divert management attention, may generate substantial legal, advisory, and public relations costs, may adversely impact our ability to recruit and retain employees or enter into agreements with potential business partners, and may cause fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals or prospects of our business. Any of these factors could materially adversely affect our business, cash flows, financial condition, and results of operations.

We have been the subject of activist campaigns in the past and any of the actions and risks above may occur in the future. For example, on May 3, 2026, the Company received an unsolicited, non-binding acquisition proposal from a third party. Although our Board determined on May 12, 2026 that the proposal was neither credible nor attractive and, to date, no changes to this proposal that would alter our Board’s view have been proposed, we cannot predict whether this party or any other party will take further actions.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchase activity for the three months ended June 30, 2026:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
April 30, 2026	1,674,001	$99.76	1,674,001	$2,131,474,492
May 31, 2026	536,788	$110.43	536,788	$2,072,198,378
June 30, 2026	776,969	$108.60	776,969	$1,987,822,898
	2,987,758		2,987,758
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
For the three months ended June 30, 2026, we repurchased $310 million of our common stock under our stock repurchase program. As of June 30, 2026, a total of $2.0 billion remained available for future repurchases of our common stock.
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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer and Director
Date:	August 6, 2026
Principal Financial Officer:

		By:	/s/ Peggy Alford
Peggy Alford
Chief Financial Officer
Date:	August 6, 2026
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	August 6, 2026