Form 10-Q
period 2026-09-30
EBAY INC
filed 2026-10-29
CIK 1065088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒
As of October 23, 2026, there were 439 million shares of the registrant’s common stock, $0.001 par value, outstanding, which is the only class of common or voting stock of the registrant issued.

eBay Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, but not limited to, statements related to expectations, plans and intentions regarding our business strategies, focus categories, country-specific investments, horizontal initiatives, macroeconomic conditions, seasonal trends, new and updated products and initiatives, technology priorities, consumer confidence, demand and spending, geopolitical events, tariffs, cross-border trade, global trade policy, foreign exchange rate fluctuations and volatility, income taxes, elevated interest rates, the impact of new and changing regulations and standards, restructuring plans, and inflationary pressure on our business and operations, as well as any trends relating to any of the foregoing. You can generally identify these forward-looking statements by words such as “ability,” “aim,” “anticipate,” “believe,” “commit,” “continue,” “could,” “design,” “develop,” “estimate,” “expect,” “forecast,” “future,” “goal,” “impact,” “intend,” “likely,” “maintain,” “may,” “ongoing,” “opportunity,” “outlook,” “plan,” “possible,” “potential,” “predict,” “probable,” “pursue,” “remain,” “seek,” “should,” “strategy,” “strive,” “target,” “value,” “will,” “would” and other similar expressions or variations. Our forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others:

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

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements (unaudited)

eBay Inc.
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2026	December 31, 2025
	(In millions, except par value)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,166	$1,867
Short-term investments	809	1,052
Customer accounts and funds receivable	1,624	1,280
Other current assets	1,187	887
Total current assets	4,786	5,086
Long-term investments	2,171	2,767
Property and equipment, net	1,303	1,165
Goodwill	5,242	4,467
Operating lease right-of-use assets	456	428
Deferred tax assets	2,929	2,959
Other assets	1,119	565
Total assets	$18,006	$17,437
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,599	$750
Accounts payable	339	242
Customer accounts and funds payable	1,624	1,280
Accrued expenses and other current liabilities	2,542	2,257
Income taxes payable	22	108
Total current liabilities	6,126	4,637
Operating lease liabilities	343	315
Deferred tax liabilities	1,457	1,431
Long-term debt	5,134	5,996
Other liabilities	534	575
Total liabilities	13,594	12,954
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 3,580 shares authorized; 440 and 449 shares outstanding	2	2
Additional paid-in capital	19,115	18,785
Treasury stock at cost, 1,322 and 1,307 shares	(55,316)	(53,807)
Retained earnings	40,426	39,296
Accumulated other comprehensive income	185	207
Total stockholders’ equity	4,412	4,483
Total liabilities and stockholders’ equity	$18,006	$17,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Net revenues	$3,206	$2,820	$9,429	$8,135
Cost of net revenues	887	794	2,521	2,241
Gross profit	2,319	2,026	6,908	5,894
Operating expenses:
Sales and marketing	747	606	2,117	1,728
Product development	517	455	1,451	1,300
General and administrative	303	282	1,019	914
Transaction losses	122	106	393	273
Amortization of acquired intangible assets	14	6	25	18
Total operating expenses	1,703	1,455	5,005	4,233
Income from operations	616	571	1,903	1,661
Interest and other:
Gain (loss) on equity investments and warrants, net	6	(10)	10	(16)
Interest expense	(64)	(62)	(190)	(185)
Interest income and other, net	47	69	165	209
Income from continuing operations before income taxes	605	568	1,888	1,669
Income tax benefit (provision)	(104)	25	(323)	(210)
Income from continuing operations	501	593	1,565	1,459
Income (loss) from discontinued operations, net of income taxes	(4)	35	(6)	32
Net income	$497	$628	$1,559	$1,491

Income (loss) per share - basic:
Continuing operations	$1.13	$1.30	$3.51	$3.16
Discontinued operations	(0.01)	0.08	(0.01)	0.07
Net income per share - basic	$1.12	$1.38	$3.50	$3.23

Income (loss) per share - diluted:
Continuing operations	$1.11	$1.27	$3.44	$3.10
Discontinued operations	(0.01)	0.07	(0.01)	0.07
Net income per share - diluted	$1.10	$1.34	$3.43	$3.17

Weighted-average shares:
Basic	444	456	445	461
Diluted	453	467	455	471

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
	(Unaudited)
Net income	$497	$628	$1,559	$1,491
Other comprehensive income (loss), net of reclassification adjustments:
Foreign currency translation gains (losses)	8	(9)	(11)	55
Unrealized gains (losses) on investments, net	(30)	5	(48)	23
Tax benefit (expense) on unrealized gains (losses) on investments, net	7	(1)	11	(5)
Unrealized gains (losses) on hedging activities, net	(4)	28	32	(86)
Tax benefit (expense) on unrealized gains (losses) on hedging activities, net	1	(6)	(6)	19
Other comprehensive income (loss), net of tax	(18)	17	(22)	6
Comprehensive income	$479	$645	$1,537	$1,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
	(Unaudited)
Common stock:
Balance, beginning of period	$2	$2	$2	$2
Common stock issued	—	—	—	—
Common stock repurchased	—	—	—	—
Balance, end of period	2	2	2	2
Additional paid-in capital:
Balance, beginning of period	19,009	18,558	18,785	18,289
Common stock and stock-based awards issued	—	8	64	101
Stock-based compensation	173	147	511	451
Tax withholdings related to net share settlements of restricted stock units and awards	(77)	(71)	(266)	(208)
Other	10	4	21	13
Balance, end of period	19,115	18,646	19,115	18,646
Treasury stock at cost:
Balance, beginning of period	(54,621)	(52,548)	(53,807)	(51,290)
Common stock repurchased	(695)	(630)	(1,509)	(1,888)
Balance, end of period	(55,316)	(53,178)	(55,316)	(53,178)
Retained earnings:
Balance, beginning of period (as adjusted)	40,072	38,417	39,296	37,834
Net income	497	628	1,559	1,491
Dividends and dividend equivalents declared	(143)	(137)	(429)	(417)
Balance, end of period	40,426	38,908	40,426	38,908
Accumulated other comprehensive income:
Balance, beginning of period	203	195	207	206
Foreign currency translation adjustment	8	(9)	(11)	55
Change in unrealized gains (losses) on investments	(30)	5	(48)	23
Change in unrealized gains (losses) on derivative instruments	(4)	28	32	(86)
Tax benefit (provision) on above items	8	(7)	5	14
Balance, end of period	185	212	185	212
Total stockholders’ equity	$4,412	$4,590	$4,412	$4,590

Dividends and dividend equivalents declared per share or restricted stock unit	$0.31	$0.29	$0.93	$0.87

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Net income	$1,559	$1,491
Loss (income) from discontinued operations, net of income taxes	6	(32)
Adjustments:
Transaction losses	393	273
Depreciation and amortization	310	208
Stock-based compensation	511	448
Deferred income taxes	75	11
Loss (gain) on investments, warrants and other, net	(40)	6
Changes in assets and liabilities, net of acquisition effects	(420)	(1,090)
Net cash provided by continuing operating activities	2,394	1,315
Net cash used in discontinued operating activities	(27)	(38)
Net cash provided by operating activities	2,367	1,277
Cash flows from investing activities:
Purchases of property and equipment	(421)	(309)
Purchases of investments	(1,446)	(6,100)
Maturities of investments	1,376	7,979
Sales of investments	745	42
Shareholder distributions from equity investments	194	227
Acquisition of Depop, net of cash acquired	(1,321)	—
Other	(55)	(96)
Net cash (used in) provided by investing activities	(928)	1,743
Cash flows from financing activities:
Proceeds from issuance of common stock	64	101
Repurchases of common stock	(1,473)	(1,865)
Payments for taxes related to net share settlements of restricted stock units and awards	(266)	(208)
Payments for dividends	(415)	(400)
Repayment of senior notes	(750)	(800)
Proceeds from issuance of commercial paper	1,232	1,575
Repayment of commercial paper	(493)	(1,446)
Net funds receivable and payable activity	248	231
Other	(12)	(26)
Net cash used in financing activities	(1,865)	(2,838)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	45
Net increase (decrease) in cash, cash equivalents and restricted cash	(443)	227
Cash, cash equivalents and restricted cash at beginning of period	3,055	3,286
Cash, cash equivalents and restricted cash at end of period	$2,612	$3,513

eBay Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS—(Continued)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
	(Unaudited)
Supplemental cash flow disclosures of continuing operations:
Cash paid for:
Interest	$166	$169
Income taxes	$450	$1,244

The following table reconciles cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet to the total of the same amounts presented in the condensed consolidated statement of cash flows as of the dates indicated:

	September 30,
	2026	2025
	(In millions)
	(Unaudited)
Cash and cash equivalents	$1,166	$2,423
Customer accounts (including restricted cash of $540 and $309, respectively)	1,266	947
Restricted cash included in other current assets	179	142
Restricted cash included in other assets	1	1
Cash, cash equivalents and restricted cash	$2,612	$3,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company and Summary of Significant Accounting Policies

The Company

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces, and our suite of mobile apps, together, create one of the world’s largest and most vibrant marketplaces for discovering great value and a unique selection.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies

There were no significant changes to our significant accounting policies disclosed in “Note 1 — The Company and Summary of Significant Accounting Policies” in our 2025 Form 10-K, except for our policy related to internal use software costs to reflect the adoption of Accounting Standards Update (“ASU”) 2025-06 beginning in the first quarter of 2026, as noted below, and our policy related to intangible assets due to our acquisition of Depop in July 2026, as noted below.

Intangible Assets

Intangible assets consist of purchased customer relationships, trade names and developed technology. Intangible assets are amortized over the period of estimated benefit using the straight-line method and estimated useful lives ranging from three to twelve years. No significant residual value is estimated for intangible assets.

Internal Use Software Costs

Platform development costs, including direct labor and stock-based compensation, are capitalized when (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. Costs incurred prior to meeting these criteria are expensed as incurred. Due to the iterative and agile nature of the Company’s product development processes, the Company has determined that significant development uncertainty generally persists until the software is deployed, or within a short period prior to deployment. As a result, we did not capitalize platform development costs for any of the periods presented.

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

The most significant impact of the standard relates to the capitalization of product development costs for our Marketplace platforms. Under the new standard, due to the iterative and agile nature of our product development, we have determined that significant development uncertainty generally persists until the software is deployed, or within a short period prior to deployment. Consequently, we expect substantially all product development costs related to the Company’s Marketplace platforms would be expensed as the probable-to-complete threshold would not have been met.

The following tables present the impacts of adoption of the standard using the retrospective method to our previously reported results (in millions, except per share data):

CONDENSED CONSOLIDATED BALANCE SHEET
	December 31, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Property and equipment, net	$1,338	$(173)	$1,165
Deferred and other tax liabilities, net	$1,472	$(41)	$1,431
Retained earnings	$39,428	$(132)	$39,296

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Three Months Ended September 30, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Cost of net revenues	$821	$(27)	$794
Product development	$423	$32	$455
Income tax benefit	$24	$1	$25
Income from continuing operations	$597	$(4)	$593
Net income	$632	$(4)	$628

Income per share - basic:
Continuing operations	$1.31	$(0.01)	$1.30
Discontinued operations	0.08	—	0.08
Net income per share - basic	$1.39	$(0.01)	$1.38

Income per share - diluted:
Continuing operations	$1.28	$(0.01)	$1.27
Discontinued operations	0.07	—	0.07
Net income per share - diluted	$1.35	$(0.01)	$1.34

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATED STATEMENT OF INCOME
	Nine Months Ended September 30, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Cost of net revenues	$2,320	$(79)	$2,241
Product development	$1,206	$94	$1,300
Income tax provision	$(213)	$3	$(210)
Income from continuing operations	$1,471	$(12)	$1,459
Net income	$1,503	$(12)	$1,491

Income (loss) per share - basic:
Continuing operations	$3.19	$(0.03)	$3.16
Discontinued operations	0.07	—	0.07
Net income per share - basic	$3.26	$(0.03)	$3.23

Income (loss) per share - diluted:
Continuing operations	$3.13	$(0.03)	$3.10
Discontinued operations	0.07	—	0.07
Net income per share - diluted	$3.20	$(0.03)	$3.17

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended September 30, 2025
	As Reported	Adjustments from Adoption of ASU 2025-06	As Adjusted
Net income	$1,503	$(12)	$1,491
Depreciation and amortization	$292	$(84)	$208
Deferred income taxes	$14	$(3)	$11
Purchases of property and equipment	$(408)	$99	$(309)

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

The following table presents the computation of basic and diluted net income per share for the periods indicated (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Income from continuing operations	$501	$593	$1,565	$1,459
Income (loss) from discontinued operations, net of income taxes	(4)	35	(6)	32
Net income	$497	$628	$1,559	$1,491
Denominator:
Weighted average shares of common stock - basic	444	456	445	461
Dilutive effect of equity incentive awards	9	11	10	10
Weighted average shares of common stock - diluted	453	467	455	471

Income (loss) per share - basic:
Continuing operations	$1.13	$1.30	$3.51	$3.16
Discontinued operations	(0.01)	0.08	(0.01)	0.07
Net income per share - basic	$1.12	$1.38	$3.50	$3.23
Income (loss) per share - diluted:
Continuing operations	$1.11	$1.27	$3.44	$3.10
Discontinued operations	(0.01)	0.07	(0.01)	0.07
Net income per share - diluted	$1.10	$1.34	$3.43	$3.17
Common stock equivalents excluded from income per diluted share because their effect would have been anti-dilutive	1	—	2	1

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3 — Business Combinations

Acquisition of Depop Limited

On July 30, 2026, we completed the acquisition of all of the outstanding equity interests of Depop Limited (“Depop”), a leading consumer-to-consumer (“C2C”) fashion marketplace, in exchange for $1.4 billion in cash, inclusive of a preliminary purchase price adjustment. The preliminary purchase price adjustment primarily relates to certain marketing initiatives implemented by the acquiree prior to the acquisition date. We believe the acquisition strengthens our leadership in circular fashion and recommerce. Acquisition-related costs, recorded as general and administrative expenses, associated with this business combination were not material during the nine months ended September 30, 2026.

The following table presents the preliminary allocation of the aggregate purchase consideration as of the date of acquisition (in millions):

Goodwill	$763
Purchased intangible assets	629
Net assets acquired(1)	14
Total(2)	$1,406
(1)Includes $79 million of acquired cash.
(2)Includes $6 million of non-cash consideration.

These allocations were prepared on a preliminary basis and changes to these allocations may occur as additional information becomes available. The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of Depop. We expect goodwill to be deductible for U.S. tax purposes.

The following table presents the components of intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except years):

	Estimated Useful Life (Years)	Estimated Fair Value
Customer relationships	10	$286
Trade name	12	233
Developed technology	4	110
Total acquired intangible assets		$629

Our consolidated financial statements include the operating results of the acquired business from the date of acquisition. Separate operating results and pro forma results of operations for the acquisition above have not been presented as the effect of this acquisition was not material to our financial results.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 4 — Goodwill and Intangible Assets

Goodwill

The following table presents goodwill activity for the period indicated (in millions):

	December 31, 2025	Goodwill Acquired	Adjustments	September 30, 2026
Goodwill	$4,467	$775	$0	$5,242

Goodwill acquired during the nine months ended September 30, 2026 primarily related to the acquisition of Depop, see “Note 3 — Business Combinations” for additional information. The measurement period relating to the acquisition of Depop ends in July 2027, the measurement period relating to the acquisition of Tise ends in October 2026 and the measurement period relating to the acquisition of Caramel ended in February 2026. The adjustments to goodwill during the nine months ended September 30, 2026 were primarily due to foreign currency translation.

Intangible Assets

Intangible assets are reported within “Other assets” in our condensed consolidated balance sheets. The following table presents components of identifiable intangible assets as of the dates indicated (in millions, except years):

	September 30, 2026				December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)
Intangible assets:
Customer relationships	$358	$(49)	$309	9	$87	$(48)	$39	7
Trade names	290	(29)	261	11	57	(19)	38	7
Developed technology	210	(65)	145	4	94	(47)	47	4
All other	—	—	—		4	(3)	1	6
Total	$858	$(143)	$715		$242	$(117)	$125

Amortization expense for intangible assets was $25 million and $50 million for the three and nine months ended September 30, 2026, respectively, compared to $12 million and $37 million, respectively, during the same periods in 2025.

The following table presents expected future intangible asset amortization as of the date indicated (in millions):

September 30, 2026
Remaining 2026	$31
2027	120
2028	92
2029	88
2030	71
Thereafter	313
Total	$715

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

Net Revenues

The following table presents net revenues by activity for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Marketplace revenues	$2,599	$2,295	$7,645	$6,686
Advertising revenues	607	525	1,784	1,449
Total net revenues	$3,206	$2,820	$9,429	$8,135

Net Revenues by Geography

Net revenues, inclusive of the effects of foreign exchange during each period, are attributed to the United States and international geographies primarily based upon the country in which the customer is located.

The following table presents net revenues based on geography for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$1,831	$1,453	$5,321	$4,196
United Kingdom	396	422	1,170	1,134
China	312	324	965	935
Rest of world	667	621	1,973	1,870
Total net revenues	$3,206	$2,820	$9,429	$8,135

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 6 — Investments

The following tables present the unrealized gains and losses and estimated fair value of our investments classified as available-for-sale debt securities as of the dates indicated (in millions):

	September 30, 2026
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$705	$—	$(1)	$704
Commercial paper	40	—	—	40
Government and agency securities	65	—	—	65
	$810	$—	$(1)	$809
Long-term investments:
Corporate bonds	$1,377	$—	$(28)	$1,349
Government and agency securities	25	—	(2)	23
	$1,402	$—	$(30)	$1,372

	December 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Corporate bonds	$743	$2	$—	$745
Commercial paper	243	—	—	243
Government and agency securities	65	—	(1)	64
	$1,051	$2	$(1)	$1,052
Long-term investments:
Corporate bonds	$1,797	$16	$—	$1,813
Government and agency securities	25	—	—	25
	$1,822	$16	$—	$1,838

Our fixed-income investments predominantly consist of investment grade corporate bonds, commercial paper and government and agency securities. The corporate bonds, commercial paper and government and agency securities that we invest in are generally deemed to be low risk based on their credit ratings from the major rating agencies to minimize exposure to credit losses. As of September 30, 2026, unrealized losses on available-for-sale debt securities were primarily related to continued market volatility. The Company does not intend and is not more likely than not required to sell the investments before the recovery of the amortized cost basis. We did not recognize any credit-related impairment through an allowance for credit losses as of September 30, 2026.

The following tables present fair values and gross unrealized losses recorded to “Accumulated other comprehensive income” (“AOCI”) as of the dates indicated, aggregated by the length of time that individual securities have been in a continuous loss position (in millions):

	September 30, 2026
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$1,812	$(29)	$—	$—	$1,812	$(29)
Government and agency securities	48	(2)	38	—	86	(2)
	$1,860	$(31)	$38	$—	$1,898	$(31)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025
	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$434	$—	$7	$—	$441	$—
Government and agency securities	11	—	64	(1)	75	(1)
	$445	$—	$71	$(1)	$516	$(1)

Refer to “Note 15 — Accumulated Other Comprehensive Income” for amounts reclassified to earnings from AOCI.

The following table presents estimated fair values of our short-term and long-term investments classified as available-for-sale debt securities by date of contractual maturity as of the date indicated (in millions):

September 30, 2026
One year or less	$809
One year through two years	555
Two years through three years	455
Three years through four years	170
Four years through five years	159
Thereafter	33
Total	$2,181

Equity Investments

The following table presents our equity investments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2026	December 31, 2025
Equity investments without readily determinable fair values	Long-term investments	$677	$825
Equity investments under the equity method of accounting	Long-term investments	63	49
Equity investments under the fair value option	Long-term investments	59	55
Total equity investments		$799	$929

Equity investments without readily determinable fair values

Equity investments without readily determinable fair values are non-marketable equity securities, which are investments in privately held companies for which we do not exercise significant influence and are accounted for under the measurement alternative. Under the measurement alternative, the carrying value is measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Changes in value and impairments of equity investments without readily determinable fair values are recognized in “Gain (loss) on equity investments and warrants, net” on our condensed consolidated statement of income. Equity investments without readily determinable fair values are presented within “Long-term investments” on our condensed consolidated balance sheet.

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

The recapitalization and the shareholder distributions did not impact our ownership as we continued to own approximately 8.3% of the total outstanding preferred and common shares of Aurelia as of September 30, 2026.

The carrying value of our remaining investment in Aurelia was $473 million as of September 30, 2026 compared to $653 million as of December 31, 2025.

Other equity investments without readily determinable fair values

Certain other individually immaterial equity investments aggregating to $204 million and $172 million as of September 30, 2026 and December 31, 2025, respectively, are accounted for under the measurement alternative. The change in value of our other equity investments without readily determinable fair values for the three and nine months ended September 30, 2026 and 2025 was immaterial both individually and in the aggregate.

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

Certain individually immaterial equity investments aggregating to $63 million and $49 million as of September 30, 2026 and December 31, 2025, respectively, are accounted for under the equity method of accounting. Our share of the net income or loss of our equity method investments for the three and nine months ended September 30, 2026 and 2025 was immaterial both individually and in the aggregate.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Equity investments under the fair value option

Certain individually immaterial equity investments aggregating to $59 million and $55 million as of September 30, 2026 and December 31, 2025, respectively, are measured at fair value using the net asset value per share and therefore have not been classified in the fair value hierarchy. Refer to “Note 8 — Fair Value Measurement of Assets and Liabilities” for more information.

Gains and losses on equity investments

The following table presents unrealized gains and losses on equity investments for the three and nine months ended September 30, 2026 and 2025 as presented within “Gain (loss) on equity investments and warrants, net” for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period on equity investments	$9	$(13)	$20	$(19)
Less: Net gains (losses) recognized on equity investments sold during the period	1	(4)	1	(2)
Total unrealized gains (losses) on equity investments held, end of period	$8	$(9)	$19	$(17)

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

Cash Flow Hedges

For derivative instruments that are designated as cash flow hedges, the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings in the same period the forecasted hedged transaction affects earnings. Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Unrealized gains and losses in AOCI associated with such derivative instruments are immediately reclassified into earnings. As of September 30, 2026, we have estimated that $10 million of net derivative losses related to our foreign exchange cash flow hedges and $6 million of net derivative gains related to our interest rate cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months. We classify cash flows related to our cash flow hedges as operating activities on our condensed consolidated statement of cash flows.

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

Fair Value of Derivative Contracts

The following table presents the fair values of our outstanding derivative instruments as of the dates indicated (in millions):

	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivative Assets:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$26	$8
Foreign exchange contracts not designated as hedging instruments	Other current assets	9	9
Foreign exchange contracts designated as cash flow hedges	Other assets	13	12
Warrants and other	Other assets	—	10
Total derivative assets		$48	$39

Derivative Liabilities:
Foreign exchange contracts designated as cash flow hedges	Other current liabilities	$4	$5
Foreign exchange contracts not designated as hedging instruments	Other current liabilities	8	5
Interest rate contracts designated as fair value hedges	Other liabilities	16	2
Total derivative liabilities		$28	$12

Total fair value of derivative instruments		$20	$27

Under the master netting agreements with the respective counterparties to our derivative contracts, subject to applicable requirements, we are allowed to net settle transactions of the same type with a single net amount payable by one party to the other. However, we have elected to present the derivative assets and derivative liabilities on a gross basis on our condensed consolidated balance sheet. As of September 30, 2026, the potential effect of rights of set-off associated with the foreign exchange contracts would be an offset to both assets and liabilities by $10 million, resulting in net derivative assets of $38 million and immaterial net derivative liabilities. As of September 30, 2026, there was no potential effect of rights of set-off associated with the interest rate contracts as there were no asset positions.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Effect of Derivative Contracts on Accumulated Other Comprehensive Income

The following tables present the activity of derivative instruments designated as cash flow hedges gross of tax as of September 30, 2026 and December 31, 2025, and the impact of these derivative contracts on AOCI as of the dates indicated (in millions):

	December 31, 2025	Amount of Gain Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2026
Foreign exchange contracts designated as cash flow hedges	$(44)	$21	$(16)	$(7)
Interest rate contracts designated as cash flow hedges	37	—	5	32
Total	$(7)	$21	$(11)	$25

	December 31, 2024	Amount of Loss Recognized in Other Comprehensive Income	Less: Amount of Gain (Loss) Reclassified From AOCI to Earnings	September 30, 2025
Foreign exchange contracts designated as cash flow hedges	$25	$(98)	$(22)	$(51)
Interest rate contracts designated as cash flow hedges	50	(4)	6	40
Total	$75	$(102)	$(16)	$(11)

Effect of Derivative Contracts on Condensed Consolidated Statement of Income

The following table presents the total loss recognized on our condensed consolidated statement of income from our foreign exchange derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss from foreign exchange contracts designated as cash flow hedges recognized in net revenues	$(2)	$(24)	$(16)	$(22)
Gain (loss) from foreign exchange contracts not designated as hedging instruments recognized in interest income and other, net	(6)	7	(10)	2
Total loss recognized from foreign exchange derivative contracts in the condensed consolidated statement of income	$(8)	$(17)	$(26)	$(20)

The following table presents the total gain recognized on our condensed consolidated statement of income from our interest rate derivative contracts by location for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain from interest rate contracts designated as cash flow hedges recognized in interest expense	$2	$2	$5	$6
Loss from interest rate contracts designated as fair value hedges recognized in interest expense	(9)	—	(15)	—
Gain from hedged items attributable to hedged risk recognized in interest expense	9	—	15	—
Total gain recognized from interest rate derivative contracts in the condensed consolidated statement of income	$2	$2	$5	$6

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the total gain (loss) recognized on our condensed consolidated statement of income due to changes in the fair value of the warrants for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain (loss) attributable to changes in the fair value of warrants recognized in gain (loss) on equity investments and warrants, net	$(3)	$2	$(10)	$2

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

	September 30, 2026	December 31, 2025
Foreign exchange contracts designated as cash flow hedges	$1,429	$1,677
Foreign exchange contracts not designated as hedging instruments	1,657	1,914
Interest rate contracts designated as fair value hedges	400	400
Total	$3,486	$3,991

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 8 — Fair Value Measurement of Assets and Liabilities

The following tables present our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated (in millions):

	September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,166	$1,166	$—	$—
Customer accounts	1,266	1,266	—	—
Restricted cash included in other current assets	179	179	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	2,612	2,612	—	—
Derivatives	48	—	48	—
Short-term investments:
Corporate bonds	704	—	704	—
Commercial paper	40	—	40	—
Government and agency securities	65	—	65	—
Total short-term investments	809	—	809	—
Long-term investments:
Corporate bonds	1,349	—	1,349	—
Government and agency securities	23	—	23	—
Total long-term investments	1,372	—	1,372	—
Total financial assets	$4,841	$2,612	$2,229	$—

Liabilities:
Derivatives	$28	$—	$28	$—

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,867	$1,867	$—	$—
Customer accounts	1,017	1,017	—	—
Restricted cash included in other current assets	170	170	—	—
Restricted cash included in other assets	1	1	—	—
Total cash, cash equivalents and restricted cash	3,055	3,055	—	—
Derivatives	39	—	29	10
Short-term investments:
Corporate bonds	745	—	745	—
Commercial paper	243	—	243	—
Government and agency securities	64	—	64	—
Total short-term investments	1,052	—	1,052	—
Long-term investments:
Corporate bonds	1,813	—	1,813	—
Government and agency securities	25	—	25	—
Total long-term investments	1,838	—	1,838	—
Total financial assets	$5,984	$3,055	$2,919	$10

Liabilities:
Derivatives	$12	$—	$12	$—

Our financial assets and liabilities are valued using market prices on active markets (Level 1), less active markets (Level 2) and little or no market activity (Level 3). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. Level 3 instrument valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. We did not have any transfers of financial instruments between valuation levels for the nine months ended September 30, 2026.

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

Fair value measurement of equity investments

Certain immaterial equity investments under the fair value option aggregating to $59 million and $55 million as of September 30, 2026 and December 31, 2025, respectively, are measured at fair value using the net asset value per share and therefore have not been classified in the fair value hierarchy. Refer to “Note 6 — Investments” for further details about our equity investments.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 9 — Supplemental Consolidated Financial Information

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable represents amounts invoiced and revenue recognized prior to invoicing when we have satisfied our performance obligation and have the unconditional right to payment. The allowance for doubtful accounts and authorized credits is estimated based upon our assessment of various factors including historical experience, the age of the accounts receivable balances, current economic conditions, reasonable and supportable forecasts, and other factors that may affect our customers’ ability to pay. The allowance for doubtful accounts and authorized credits is immaterial as of both September 30, 2026 and December 31, 2025.

Deferred revenue consists of fees received related to unsatisfied performance obligations at the end of the period. Due to the generally short-term duration of contracts, the majority of the performance obligations are satisfied in the following reporting period. The amount of revenue recognized for both the nine months ended September 30, 2026 and September 30, 2025 that was included in the deferred revenue balance at the beginning of the respective periods was immaterial.

Customer accounts and funds receivable

	September 30, 2026	December 31, 2025
	(In millions)
Customer accounts	$1,266	$1,017
Funds receivable	358	263
Customer accounts and funds receivable	$1,624	$1,280

Other current assets

	September 30, 2026	December 31, 2025
	(In millions)
Income and other tax receivable	$406	$194
Restricted cash	179	170
Accounts receivable, net	147	135
Prepaid expenses	143	126
Short-term derivative assets	36	17
Other	276	245
Other current assets	$1,187	$887

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Accrued expenses and other current liabilities

	September 30, 2026	December 31, 2025
	(In millions)
Compensation and related benefits	$655	$644
Accrued indirect tax expense	533	509
Accrued marketing expenses	307	226
Operating lease liabilities	117	119
Transaction loss liability	100	90
Accrued general and administrative expenses	114	70
Shipping and carrier liabilities	125	91
Deferred revenue	50	43
Accrued interest expense	66	45
Other	475	420
Accrued expenses and other current liabilities	$2,542	$2,257

Interest income and other, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Interest income	$49	$65	$165	$206
Foreign exchange and other	(2)	4	—	3
Total interest income and other, net	$47	$69	$165	$209

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 10 — Debt

The following table presents the carrying value of our outstanding debt as of the dates indicated (in millions, except percentages):

	Coupon Rate	September 30, 2026	Effective Interest Rate	December 31, 2025	Effective Interest Rate
Long-Term Debt
Senior Notes:
Senior notes due 2026	1.400%	$—	—%	$750	1.252%
Senior notes due 2027	3.600%	850	3.689%	850	3.689%
Senior notes due 2027	5.950%	300	6.064%	300	6.064%
Senior notes due 2029	4.250%	600	4.419%	600	4.419%
Senior notes due 2030	2.700%	950	2.623%	950	2.623%
Senior notes due 2031	2.600%	750	2.186%	750	2.186%
Senior notes due 2032	6.300%	425	6.371%	425	6.371%
Senior notes due 2035	5.125%	400	5.226%	400	5.226%
Senior notes due 2042	4.000%	750	4.114%	750	4.114%
Senior notes due 2051	3.650%	1,000	2.517%	1,000	2.517%
Total senior notes		6,025		6,775
Hedge accounting fair value adjustments (1)		(16)		(2)
Unamortized discount and debt issuance costs		(25)		(27)
Less: Current portion of long-term debt		(850)		(750)
Total long-term debt		5,134		5,996

Short-Term Debt
Current portion of long-term debt		850		750
Commercial paper		750		—
Unamortized discount and debt issuance costs		(6)		—
Other		5		—
Total short-term debt		1,599		750
Total Debt		$6,733		$6,746
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

If a change of control triggering event (as defined in the applicable series of notes) occurs with respect to any of our outstanding fixed rate notes that provide for a change of control repurchase right, we must, subject to certain exceptions, offer to repurchase all of the notes of the applicable series at a price equal to 101% of the principal amount, plus accrued and unpaid interest. Our 4.00% senior notes due 2042 do not provide for such a repurchase right.

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

The effective interest rates for our senior notes include the interest payable, the amortization of debt issuance costs and the amortization of any original issue discount and premium on these senior notes. Interest on these senior notes is payable either quarterly or semiannually. Interest expense associated with these senior notes, including amortization of debt issuance costs, was $58 million and $176 million for the three and nine months ended September 30, 2026, respectively, compared to $55 million and $167 million for the same periods in 2025. As of September 30, 2026 and December 31, 2025, the estimated fair value of these senior notes, using Level 2 inputs, was $5.3 billion and $6.3 billion, respectively.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments.

During the nine months ended September 30, 2026, we issued $1.3 billion aggregate principal amount of commercial paper notes, of which $50 million aggregate principal amount had original maturities less than 90 days and $1.2 billion aggregate principal amount had original maturities greater than 90 days, and repaid the $500 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity. As of September 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.17% per annum and a weighted average remaining term of 65 days.

During the nine months ended September 30, 2025, we repaid the $1.5 billion aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $1.6 billion aggregate principal amount of commercial paper notes, of which $1.2 billion aggregate principal amount had original maturities less than 90 days and $0.4 billion aggregate principal amount had original maturities greater than 90 days. As of December 31, 2025, we had no commercial paper notes outstanding.

Cash proceeds related to the issuance of commercial paper and cash used to repay commercial paper were classified as financing activities on our condensed consolidated statement of cash flows.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and bear interest at either (i) a customary forward-looking term rate based on SOFR published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%.

As of September 30, 2026, no borrowings were outstanding under our $2.0 billion credit agreement. However, as described above, we have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion, and we are required to maintain available borrowing capacity under our credit agreement in order to repay commercial paper borrowings in the event we are unable to repay those borrowings from other sources when they become due. As of September 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.3 billion of borrowing capacity was available for other purposes permitted by the credit agreement, subject to customary conditions to borrowing. The credit agreement includes a covenant limiting our consolidated leverage ratio to no more than 4.0:1.0, subject to, if so elected by us upon the occurrence of a qualified material acquisition, a step-up to 4.5:1.0 for the four fiscal quarters completed following such qualified material acquisition. The credit agreement includes customary events of default, with corresponding grace periods in certain circumstances, including payment defaults, cross-defaults and bankruptcy-related defaults. In addition, the credit agreement contains customary affirmative and negative covenants, including restrictions regarding the incurrence of liens and subsidiary indebtedness, in each case, subject to customary exceptions. The credit agreement also contains customary representations and warranties.

We were in compliance with all financial covenants on our outstanding debt instruments for the nine months ended September 30, 2026.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 11 — Commitments and Contingencies

Off-Balance Sheet Arrangements

As of September 30, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Amounts accrued for legal and regulatory proceedings were not material as of September 30, 2026 and December 31, 2025. We have concluded, based on currently available information, that reasonably possible losses arising directly from the proceedings (i.e., monetary damages or amounts paid in judgment or settlement) in excess of our recognized accruals are also not material. However, legal and regulatory proceedings are inherently unpredictable and subject to uncertainties. If one or more matters were resolved against us in a reporting period for amounts in excess of management’s expectations, the impact on our operating results or financial condition for that reporting period could be material.

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

The following table presents stock repurchase activity under our stock repurchase programs for the period indicated (in millions, except per share amounts):

	Shares Repurchased (1)	Average Price per Share (2)	Value of Shares Repurchased (2)	Remaining Amount Authorized
Balance as of January 1, 2026				$798
Authorization of additional repurchases in February 2026				2,000
Repurchase of shares of common stock	15	$99.90	$1,500	(1,500)
Balance as of September 30, 2026				$1,298
(1)These repurchased shares of common stock were recognized as treasury stock and were accounted for under the cost method. None of the repurchased shares of common stock have been retired.
(2)Excludes immaterial broker commissions and excise tax accruals.

Dividends

During the three and nine months ended September 30, 2026, we paid a total of $138 million and $415 million in cash dividends, respectively, compared to $132 million and $400 million paid during the same periods in 2025. In October 2026, our Audit Committee declared a cash dividend of $0.31 per share of common stock to be paid on December 18, 2026 to stockholders of record as of December 4, 2026.

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 13 — Employee Benefit Plans

Restricted Stock Unit Activity

The following table presents restricted stock unit (“RSU”) activity under our equity incentive plans for the period indicated (in millions):

Units
Outstanding as of January 1, 2026	19
Awarded	9
Vested	(7)
Forfeited	(2)
Outstanding as of September 30, 2026	19

The weighted average grant date fair value for RSUs awarded for the nine months ended September 30, 2026 was $95.54 per share.

Stock-Based Compensation Expense

The following table presents the impact on our results of continuing operations of recording stock-based compensation expense for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of net revenues	$12	$11	$36	$30
Sales and marketing	25	21	74	65
Product development	86	73	248	228
General and administrative	50	42	153	125
Total stock-based compensation expense	$173	$147	$511	$448

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

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 15 — Accumulated Other Comprehensive Income

The following tables present the changes in AOCI for the periods indicated (in millions):

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
Balance as of June 30, 2026	$29	$(1)	$165	$10	$203
Other comprehensive income (loss) before reclassifications	(4)	(30)	8	8	(18)
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—	—
Net current period other comprehensive income (loss)	(4)	(30)	8	8	(18)
Balance as of September 30, 2026	$25	$(31)	$173	$18	$185

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of June 30, 2025	$(39)	$11	$194	$29	$195
Other comprehensive income (loss) before reclassifications	6	5	(9)	(2)	—
Less: Amount of gain (loss) reclassified from AOCI	(22)	—	—	5	(17)
Net current period other comprehensive income (loss)	28	5	(9)	(7)	17
Balance as of September 30, 2025	$(11)	$16	$185	$22	$212

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax (Expense) Benefit	Total
Balance as of December 31, 2025	$(7)	$17	$178	$19	$207
Other comprehensive income (loss) before reclassifications	21	(48)	(5)	2	(30)
Less: Amount of gain (loss) reclassified from AOCI	(11)	—	—	3	(8)
Net current period other comprehensive income (loss)	32	(48)	(5)	(1)	(22)
Balance as of September 30, 2026	$25	$(31)	$173	$18	$185

	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Foreign Currency Translation	Estimated Tax Benefit	Total
Balance as of December 31, 2024	$75	$(7)	$130	$8	$206
Other comprehensive income (loss) before reclassifications	(102)	23	55	18	(6)
Less: Amount of gain (loss) reclassified from AOCI	(16)	—	—	4	(12)
Net current period other comprehensive income (loss)	(86)	23	55	14	6
Balance as of September 30, 2025	$(11)	$16	$185	$22	$212

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
The following table presents the reclassifications out of AOCI for the periods indicated (in millions):

Details about AOCI Components	Affected Line Item in the Statement of Income	Amount of Gain (Loss) Reclassified From AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Gains (losses) on cash flow hedges:
Foreign exchange contracts	Net revenues	$(2)	$(24)	$(16)	$(22)
Interest rate contracts	Interest expense	2	2	5	6
	Income from continuing operations before income taxes	—	(22)	(11)	(16)
	Income tax benefit (provision)	—	5	3	4
Total reclassifications for the period	Net income	$—	$(17)	$(8)	$(12)

eBay Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
Note 16 — Subsequent Events

On October 20, 2026, we announced a restructuring plan (the “Plan”) intended to align our teams and resources with our strategic priorities to drive long-term sustainable growth. The Plan includes a reduction of our current global workforce by approximately 9%. In connection with the Plan, we currently estimate costs of $130 million to $150 million, substantially all of which are expected to be related to severance payments and post-employment benefits. The majority of these charges will be recognized during the fourth quarter of 2026 and are expected to result in future cash expenditures. The actions associated with the employee restructuring under the Plan are expected to be substantially complete by the end of the first quarter of 2027.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operations in conjunction with “Forward-Looking Statements” and the condensed consolidated financial statements and the related notes included in this report, and “Risk Factors” in Part I, Item 1A of the 2025 Form 10-K. This section of this Form 10-Q generally discusses items relating to the three- and nine-month periods ended September 30, 2026 and 2025 and comparisons between the respective periods.

OVERVIEW

Unless otherwise expressly stated or the context otherwise requires, when we refer to “we,” “our,” “us,” “eBay” or the “Company” in this Quarterly Report on Form 10-Q, we mean eBay Inc. and its consolidated subsidiaries.

Business

eBay Inc. is a global commerce leader that connects people and builds communities to create economic opportunity for all. Our technology empowers millions of buyers and sellers in more than 190 markets around the world, providing everyone the opportunity to grow and thrive. Our Marketplace platforms, including our online marketplace located at www.ebay.com and its localized counterparts, our off-platform marketplaces, and our suite of mobile apps, together, create one of the world’s largest and most vibrant marketplaces for discovering great value and a unique selection.

As a global commerce leader and third-party marketplace, our technologies and services are designed to provide our buyers choice and a breadth of relevant inventory from around the globe and to enable our sellers to access eBay’s 147 million buyers worldwide. Our business model is designed such that we are successful when our sellers are successful. We earn revenue primarily through fees collected on paid transactions, first-party advertising and shipping.

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

Quarter Highlights

Net revenues increased 14% to $3.2 billion for the three months ended September 30, 2026 compared to $2.8 billion during the same period in 2025.

Operating margin of 19.2% for the three months ended September 30, 2026 compared to 20.3% during the same period in 2025.

We generated cash flow from continuing operating activities of $875 million for the three months ended September 30, 2026 compared to $900 million during the same period in 2025.

We repurchased $689 million of common stock and paid $138 million in cash dividends during the three months ended September 30, 2026.

On July 30, 2026, we completed the acquisition of Depop, a leading C2C fashion marketplace, in exchange for $1.4 billion in cash, inclusive of a preliminary purchase price adjustment.

In October 2026, our Audit Committee declared a quarterly cash dividend of $0.31 per share of common stock to be paid on December 18, 2026 to stockholders of record as of December 4, 2026.

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

The following table presents net revenues for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Marketplace revenues	$2,599	$2,295	13%	$7,645	$6,686	14%
Advertising revenues	607	525	16%	1,784	1,449	23%
Net revenues	$3,206	$2,820	14%	$9,429	$8,135	16%

Seasonality

We expect volume on our Marketplace platforms to trend with general consumer buying patterns. Seasonal trends in net revenues have been, and we expect in the future will be, influenced by macroeconomic conditions, including tariffs and global trade policies, foreign exchange rate fluctuations, as well as new and updated products and initiatives and the competitive landscape. The following table presents our total net revenues and the sequential quarterly movements of these net revenues for the periods indicated (in millions, except percentages):

	Quarter Ended
	March 31	June 30	September 30	December 31
2024
Net revenues	$2,556	$2,572	$2,576	$2,579
% change from prior quarter	—%	1%	—%	—%
2025
Net revenues	$2,585	$2,730	$2,820	$2,965
% change from prior quarter	—%	6%	3%	5%
2026
Net revenues	$3,089	$3,134	$3,206	$—
% change from prior quarter	4%	1%	2%

Net Revenues by Geography

Revenues are attributed to the United States and international geographies primarily based upon the country in which the customer is located. The following table presents net revenues by geography for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
United States	$1,831	$1,453	26%	$5,321	$4,196	27%
Percentage of net revenues	57%	52%		56%	52%

International	1,375	1,367	1%	4,108	3,939	4%
Percentage of net revenues	43%	48%		44%	48%

Net revenues (1)	$3,206	$2,820	14%	$9,429	$8,135	16%
(1)Net revenues included $2 million and $16 million of hedging losses for the three and nine months ended September 30, 2026, respectively, compared to $24 million and $22 million of hedging losses during the same periods in 2025.

Our Marketplace platforms operate globally, resulting in certain revenues that are denominated in foreign currencies, primarily the British pound and euro. Year-over-year appreciation or depreciation of the U.S. dollar may have a material impact to our financial results; we have experienced and may continue to experience elevated foreign currency volatility in the future, including as a result of tariffs, global trade announcements, war and other uncertainties. Through our hedging programs, we actively monitor foreign currency volatility and attempt to mitigate significant movements. As shown in the table above, we generate a significant portion of net revenues internationally. Therefore, we are subject to the risks related to conducting business in foreign countries as discussed in “Part I — Item 1A: Risk Factors” of the 2025 Form 10-K.

Foreign currency movements relative to the U.S. dollar had an unfavorable impact of $7 million and a favorable impact of $93 million on net revenues for the three and nine months ended September 30, 2026, respectively, compared to favorable impacts of $20 million and $31 million during the same periods in 2025, respectively. The effect of foreign currency exchange rate movements for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily attributable to the strengthening and weakening of the U.S. dollar against the euro and other major currencies, respectively.

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

The following table presents net revenues and our key operating metrics of GMV and take rate for the periods indicated. The following table also presents a reconciliation of FX-Neutral net revenues and FX-Neutral GMV (each as defined above) to our reported net revenues and GMV for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,
	2026			2025	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$3,206	$(7)	$3,213	$2,820	14%	13%

GMV	$23,166	$(60)	$23,226	$20,105	15%	16%

Take rate	13.84%			14.03%	(0.19)%

	Nine Months Ended September 30,
	2026			2025	% Change
	As Reported (1)	Exchange Rate Effect	FX-Neutral	As Reported	As Reported	FX-Neutral
Net revenues	$9,429	$93	$9,336	$8,135	16%	14%

GMV	$67,761	$857	$66,904	$58,372	16%	15%

Take rate	13.91%			13.94%	(0.02)%
(1)Net revenues included $2 million and $16 million of hedging losses for the three and nine months ended September 30, 2026, respectively, compared to $24 million and $22 million of hedging losses during the same periods in 2025.

Net revenues increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to GMV growth, increased first party advertising penetration, and higher volume and favorable rates associated with one of our U.S. net shipping programs. The increase in first party advertising revenue was driven by increased adoption and attribution changes that enhanced our ability to convert first-party ads, which increased monetization during the period.

The decrease in take rate during the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to faster growth in eBay Live and C2C and ongoing changes in category and average selling price mix, partially offset by increases from our shipping programs and first party advertising revenue. During the three months ended September 30, 2026 compared to the same period in 2025, Depop shipping incentives also contributed to the decrease in take rate.

The increase in GMV during the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily driven by the continued execution of our strategic initiatives and improved U.S. consumer demand. GMV growth across Focus Categories, C2C and Recommerce, which includes pre-owned and refurbished goods, outpaced the remainder of our Marketplace, with particularly strong performance in Collectibles, Motors, Fashion and Refurbished. In the United States, the increase in GMV was driven by growth across all major categories led by Collectibles, Electronics and Fashion, including Depop. International GMV growth was primarily driven by Focus Categories and C2C in the U.K. and Germany. These increases were partially offset by continued challenging macroeconomic conditions across certain international markets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Cost of net revenues (1)(2)	$887	$794	12%	$2,521	$2,241	13%
Percentage of net revenues	28%	28%		27%	28%
(1)Cost of net revenues was net of immaterial hedging activity for the three and nine months ended September 30, 2026 and 2025.
(2)Foreign currency movements relative to the U.S. dollar had a favorable impact of $1 million and an unfavorable impact of $19 million on cost of net revenues for the three and nine months ended September 30, 2026, respectively, compared to unfavorable impacts of $9 million and $12 million during the same periods in 2025.

The increase in cost of net revenues for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases of $56 million in payment processing costs driven by higher payment processing volume, $22 million of authentication and shipping costs, $20 million of promoted offsite advertising costs and $9 million of data center and site operations costs, partially offset by $32 million of lower shipping costs related to the modification of our U.K. shipping program which resulted in a change from gross to net revenue recognition at the beginning of 2026.

The increase in cost of net revenues for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases of $138 million in payment processing costs driven by higher payment processing volume, $67 million of authentication and shipping costs, $56 million of promoted offsite advertising costs, $37 million of data center and site operations costs and $19 million due to the unfavorable impact of foreign currency movements, partially offset by $59 million of lower shipping costs related to the modification of our U.K. shipping program which resulted in a change from gross to net revenue recognition at the beginning of 2026.

Operating Expenses

The following table presents operating expenses for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Sales and marketing	$747	$606	23%	$2,117	$1,728	22%
Percentage of net revenues	23%	21%		22%	21%
Product development	517	455	14%	1,451	1,300	12%
Percentage of net revenues	16%	16%		15%	16%
General and administrative	303	282	8%	1,019	914	12%
Percentage of net revenues	10%	10%		11%	11%
Transaction losses	122	106	15%	393	273	44%
Percentage of net revenues	4%	4%		4%	3%
Amortization of acquired intangible assets	14	6	120%	25	18	35%
Total operating expenses (1)	$1,703	$1,455	17%	$5,005	$4,233	18%
(1)Foreign currency movements relative to the U.S. dollar had a favorable impact of $4 million and an unfavorable impact of $50 million on operating expenses for the three and nine months ended September 30, 2026, respectively, compared to an unfavorable impact of $17 million for both the three and nine months ended September 30, 2025.

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

The increase in sales and marketing expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases of $120 million in marketing program costs, primarily related to Depop and eBay Live, and $24 million in employee-related costs.

The increase in sales and marketing expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases of $290 million in marketing program costs, primarily related to C2C and eBay Live, $61 million in employee-related costs and $31 million due to the unfavorable impact of foreign currency movements.

We expect to continue to invest in marketing programs that we believe will generate long-term returns for eBay's on and off-platform Marketplaces.

Product Development

Product development expenses primarily consist of employee compensation (including stock-based compensation), contractor costs, facilities costs and depreciation on equipment. Our top technology priorities include improving seller tools and buyer experiences across our Marketplace platforms powered by intelligent computing at scale.

The increase in product development expenses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to increases in employee-related and AI-related costs.

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

The increase in general and administrative expenses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases of $42 million in transaction related and legal costs and $12 million in employee-related costs, partially offset by $24 million of restructuring costs recorded in 2025 that did not reoccur in the current year.

The increase in general and administrative expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to increases of $65 million in employee-related costs, $26 million in restructuring costs and $13 million in transaction related and legal costs.

Transaction Losses

Transaction losses consist primarily of losses resulting from our buyer protection programs, chargebacks for unauthorized credit card use, and merchant-related chargebacks due to non-delivery of goods or services. We expect our transaction losses to fluctuate depending on many factors, including changes to our protection programs, macroeconomic conditions and volume.

The increase in transaction losses for the three months ended September 30, 2026 compared to the same period in 2025 was primarily driven by volume.

The increase in transaction losses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to $73 million from unfavorable fluctuations in buyer and seller fraud and recovery rates and $41 million from higher volume.

Gain (loss) on equity investments and warrants, net

Gain (loss) on equity investments and warrants, net primarily consists of gains and losses related to our various types of equity investments. Gain (loss) on equity investments and warrants, net was immaterial for the three and nine months ended September 30, 2026 and 2025. Refer to “Note 6 — Investments” for further details about our equity investments.

Interest Expense, Interest Income and Other, Net

Interest expense primarily consists of interest charges on amounts borrowed, commitment fees on unborrowed amounts under our credit agreement and interest expense on our outstanding debt securities and commercial paper, as applicable. Interest income and other, net primarily consists of interest earned on cash, cash equivalents, investments and customer accounts, gains and losses on foreign exchange transactions and investment related transaction costs. The following table presents interest expense and interest income and other, net for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Interest expense	$(64)	$(62)	3%	$(190)	$(185)	3%
Percentage of net revenues	(2)%	(2)%		(2)%	(2)%

Interest income	$49	$65	(25)%	$165	$206	(20)%
Foreign exchange and other	(2)	4	**	—	3	**
Total interest income and other, net	$47	$69	(32)%	$165	$209	(21)%
Percentage of net revenues	1%	2%		2%	3%
** Percentage change not meaningful

The increase in interest expense for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to a higher average yield on outstanding debt.

The decrease in interest income for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily due to a lower average notional amount of fixed-income investments and lower yields.

Income Tax Provision

The following table presents provision for income taxes and the effective tax rate for the periods indicated (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax benefit (provision)	$(104)	$25	$(323)	$(210)
Effective tax rate	17.1%	(4.3)%	17.1%	12.6%

The increase in our effective tax rate for the three and nine months ended September 30, 2026 compared to the same periods in 2025 was primarily driven by a larger benefit in 2025 resulting from a decrease in uncertain tax positions due to audit settlements and a net benefit associated with the One Big Beautiful Bill.

We are regularly under examination by tax authorities both domestically and internationally. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, although there are inherent uncertainties in these examinations.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by (used in):
Continuing operating activities	$2,394	$1,315
Continuing investing activities	(928)	1,743
Continuing financing activities	(1,865)	(2,838)
Effect of exchange rates on cash, cash equivalents and restricted cash	(17)	45
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	(27)	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(443)	$227

Continuing Operating Activities

Our operating cash flows are largely dependent on the amount of revenue generated on our Marketplace platforms, offset by cash payments for marketing programs, employee-related costs, payment processing and taxes.

Cash provided by continuing operating activities increased for the nine months ended September 30, 2026 compared to the same period in 2025 primarily due to a decrease in cash paid for income taxes of $794 million, an increase in net revenues and other working capital movements.

Continuing Investing Activities

Cash used in continuing investing activities of $928 million for the nine months ended September 30, 2026 was primarily attributable to cash paid for investments of $1.4 billion, cash paid for the acquisition of Depop, net of cash acquired of $1.3 billion and cash paid for property and equipment of $421 million, partially offset by proceeds of $1.4 billion from the maturities of investments, $745 million from the sale of investments and $194 million from shareholder distributions from equity investments.

Cash provided by continuing investing activities of $1.7 billion for the nine months ended September 30, 2025 was primarily attributable to proceeds of $8.0 billion from the maturities of investments and $227 million from shareholder distributions from equity investments, partially offset by cash paid for investments of $6.1 billion and property and equipment of $309 million.

Continuing Financing Activities

Cash used in continuing financing activities of $1.9 billion for the nine months ended September 30, 2026 was primarily attributable to the $1.5 billion paid to repurchase common stock, the repayment of the $750 million aggregate principal amount of our previously outstanding 1.400% senior notes due 2026 and $415 million paid in cash dividends, partially offset by proceeds of $1.2 billion from the issuance of commercial paper.

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

The negative effect of exchange rate movements on cash, cash equivalents and restricted cash for the nine months ended September 30, 2026 compared to the same period in 2025 was due to the strengthening of the U.S. dollar against other currencies.

Liquidity and Capital Resource Requirements

As of September 30, 2026 and December 31, 2025, we had assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments, in an aggregate amount of $3.3 billion and $4.8 billion, respectively. These amounts do not include cash held on behalf of customers related to marketplace activity of $1.3 billion and $1.0 billion, respectively, which are recognized separately within “Customer accounts and funds receivable” with a corresponding liability within “Customer accounts and funds payable” on our condensed consolidated balance sheet. These amounts also do not include restricted cash related to safeguarding customer funds, our global sabbatical program, and other compensation arrangements held in escrow totaling $180 million and $171 million as of September 30, 2026 and December 31, 2025, respectively. We believe these assets, together with cash expected to be generated from operations, borrowings available under our credit agreement and commercial paper program, and our access to capital markets, will be sufficient to satisfy our material cash requirements over the next 12 months and for the foreseeable future.

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

As of September 30, 2026, we had fixed-rate senior notes outstanding with an aggregate principal amount of $6.0 billion, with $850 million aggregate principal amount payable within 12 months.

Commercial Paper

We have a commercial paper program pursuant to which we may issue commercial paper notes in an aggregate principal amount at maturity of up to $1.5 billion outstanding at any time with maturities of up to 397 days from the date of issue. Commercial paper is carried at amortized cost, which approximates its fair value due to the short-term nature of these instruments.

During the nine months ended September 30, 2026, we issued $1.3 billion aggregate principal amount of commercial paper notes, of which $50 million aggregate principal amount had original maturities less than 90 days and $1.2 billion aggregate principal amount had original maturities greater than 90 days, and repaid the $500 million aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity. As of September 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding with a weighted average interest rate of 4.17% per annum and a weighted average remaining term of 65 days.

During the nine months ended September 30, 2025, we repaid the $1.5 billion aggregate principal amount of the previously outstanding commercial paper notes on the dates of maturity and issued $1.6 billion aggregate principal amount of commercial paper notes, of which $1.2 billion aggregate principal amount had original maturities less than 90 days and $0.4 billion aggregate principal amount had original maturities greater than 90 days. As of December 31, 2025, we had no commercial paper notes outstanding.

Credit Agreement

We have a credit agreement maturing in January 2029 that provides for an unsecured $2.0 billion five-year revolving credit facility. We may also, subject to the agreement of the applicable lenders, increase the commitments under the revolving credit facility by up to $1.0 billion. Funds borrowed under the credit agreement may be used for working capital, capital expenditures, acquisitions and other general corporate purposes and will bear interest at either (i) a customary forward-looking term rate based on the secured overnight financing rate published by CME Group for the relevant interest period plus an adjustment of 0.1% or (ii) a customary base rate formula, plus a margin (based on our public debt ratings) ranging from 0% to 0.375%. The covenants of the credit agreement are discussed in “Note 10 — Debt” to the condensed consolidated financial statements included in this report. As of September 30, 2026, we had $750 million aggregate principal amount of commercial paper notes outstanding; therefore, $1.3 billion of borrowing capacity was available for other purposes permitted by the credit agreement.

Income Taxes

As of September 30, 2026, our assets classified as cash and cash equivalents as well as short-term and long-term non-equity investments included assets held in certain of our foreign operations totaling $464 million. As we repatriate these funds to the United States, we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes on those amounts during the period when such repatriation occurs. We have accrued deferred taxes for the tax effect of repatriating the funds to the United States. For additional details related to our income taxes, please see “Income Tax Provision” in our Results of Operations above and “Note 14 — Income Taxes” to the condensed consolidated financial statements included in this report.

Acquisition of Depop Limited

On July 30, 2026, we completed the acquisition of Depop, a leading C2C fashion marketplace, in exchange for $1.4 billion in cash, inclusive of a preliminary purchase price adjustment. See “Note 3 — Business Combinations” to the condensed consolidated financial statements included in this report for more information about our acquisition of Depop.

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

During the nine months ended September 30, 2026, we repurchased $1.5 billion of our common stock under our stock repurchase program. As of September 30, 2026, a total of $1.3 billion remained available for future repurchases of our common stock. See “Note 12 — Stockholders’ Equity” to the condensed consolidated financial statements included in this report for more information about our stock repurchase program.

Dividends

During the three and nine months ended September 30, 2026, we paid a total of $138 million and $415 million in cash dividends, respectively, compared to $132 million and $400 million paid during the same periods in 2025. In October 2026, our Audit Committee declared a cash dividend of $0.31 per share of common stock to be paid on December 18, 2026 to stockholders of record as of December 4, 2026.

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

The primary objective of our investment activities is to preserve principal while at the same time improving yields without significantly increasing risk. To achieve this objective, we maintain our cash equivalents, customer accounts and short-term and long-term investments in a variety of asset types, including bank deposits, corporate bonds, commercial paper and government and agency securities. As of September 30, 2026, approximately 43% of our total cash and investments were held in “Cash and cash equivalents” and “Customer accounts.” As such, changes in interest rates will impact interest income. As discussed below, the fair market values of our fixed-rate securities may be adversely affected due to a rise in interest rates, and we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates.

As of September 30, 2026, the balance of our corporate bonds, commercial paper and government and agency securities was $2.2 billion, which represented approximately 39% of our total cash and investments. Investments in both fixed-rate and floating-rate interest-earning instruments carry varying degrees of interest rate risk. The fair market value of our fixed-rate investment securities may be adversely impacted due to a rise in interest rates. In general, fixed-rate securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed-rate securities, floating-rate securities may produce less income than expected if interest rates decrease and may also suffer a decline in market value if interest rates increase. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if we sell securities that have declined in market value due to changes in interest rates. A hypothetical 1% (100 basis point) increase in interest rates would have resulted in a decrease in the fair value of our investments of $34 million and $30 million as of September 30, 2026 and December 31, 2025, respectively.

Further changes in interest rates will impact “Interest expense” on any borrowings under our revolving credit facility, which bear interest at floating rates, and the interest rate on any commercial paper borrowings we make and any debt securities we may issue in the future and, accordingly, will impact interest expense. For additional details related to our debt, see “Note 10 — Debt” to the condensed consolidated financial statements included in this report.

Equity Price Risk

Equity Investments

Our equity investments are primarily investments in privately held companies. Our consolidated results of operations include, as a component of Gain (loss) on equity investments and warrants, net, the change in fair value of equity investments accounted for under the fair value option and our share of the net income or loss of the equity investments accounted for under the equity method of accounting. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in “Gain (loss) on equity investments and warrants, net.”

As of September 30, 2026, our equity investments totaled $799 million, which represented approximately 14% of our total cash and investments.

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

The following table illustrates the fair values of outstanding foreign exchange contracts designated as cash flow hedges and foreign exchange contracts not designated for hedge accounting and the before-tax effect on fair values of a hypothetical adverse change in the foreign exchange rates that existed as of September 30, 2026. The sensitivity for foreign currency contracts is based on a 20% adverse change in foreign exchange rates, against relevant functional currencies.

	Fair Value Asset	Fair Value Sensitivity
	(In millions)
Foreign exchange contracts - Cash flow hedges	$35	$(95)
Foreign exchange contracts - Not designated for hedge accounting	$1	$(60)

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. Taking into consideration the offsetting effect of foreign exchange forwards in place, these changes would have resulted in an adverse impact of approximately $169 million on income from continuing operations before income taxes as of September 30, 2026.

Item 4:    Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 1A:    Risk Factors

We are subject to various risks and uncertainties that may affect our business, results of operations and financial condition including, but not limited to, those described in “Part I — Item 1A: Risk Factors” in our 2025 Form 10-K. Current global economic and geopolitical events and conditions may amplify many of these risks. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business. There have been no material changes to the Company’s risk factors from those disclosed in our 2025 Form 10-K filed with the SEC on February 19, 2026 and in our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2026.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents stock repurchase activity for the three months ended September 30, 2026:

Period Ended	Total Number of Shares Purchased	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (1)
July 31, 2026	500,360	$112.62	500,360	$1,931,474,578
August 31, 2026	2,663,191	$104.82	2,663,191	$1,652,324,033
September 30, 2026	3,313,414	$106.79	3,313,414	$1,298,474,681
	6,476,965		6,476,965
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
For the three months ended September 30, 2026, we repurchased $689 million of our common stock under our stock repurchase program. As of September 30, 2026, a total of $1.3 billion remained available for future repurchases of our common stock.
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

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

On August 20, 2026, Jamie Iannone, our President and Chief Executive Officer, adopted a written trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “10b5-1 Plan”), which is designed to be in effect until May 26, 2027, subject to customary exceptions. His 10b5-1 Plan provides for sales from time to time of a portion of his shares of eBay common stock, up to a maximum of 250,000 shares in the aggregate.

On August 21, 2026, Jordan Sweetnam, our Senior Vice President, Chief Commercial Officer, modified a 10b5-1 Plan that he had previously adopted on August 1, 2025, which extends his 10b5-1 Plan’s duration to be in effect until December 31, 2027, subject to customary exceptions. His modified 10b5-1 Plan provides for exercise of options (if applicable) and sales from time to time of a portion of (i) the shares of eBay common stock underlying his options and (ii) his shares of eBay common stock that he could receive upon the future vesting of certain outstanding equity awards, in each case net of any shares withheld by us to satisfy applicable taxes and, in the case of an option exercise, payment of the aggregate exercise price. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Sweetnam’s modified 10b5-1 Plan, can only be determined upon the occurrence of future equity award vesting events and option exercises. For purposes of this disclosure, without subtracting any shares to be withheld upon future equity award vesting events or option exercises, the maximum aggregate number of shares to be sold pursuant to Mr. Sweetnam’s modified 10b5-1 Plan is 243,824.

On August 21, 2026, Mazen Rawashdeh, our Senior Vice President, Chief Technology Officer, modified a 10b5-1 Plan that he had previously adopted on February 20, 2026, which extends his 10b5-1 Plan’s duration to be in effect until September 30, 2027, subject to customary exceptions. His modified 10b5-1 Plan provides for exercise of options (if applicable) and sales from time to time of a portion of (i) the shares of eBay common stock underlying his options and (ii) his shares of eBay common stock that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Rawashdeh’s modified 10b5-1 Plan, can only be determined upon the occurrence of future equity award vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future equity award vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Rawashdeh’s modified 10b5-1 Plan is 257,993. This amount includes target amounts of shares that may be earned pursuant to outstanding performance-based equity awards. The actual number of such shares earned, if any, could be higher or lower depending on attainment of performance goals during the applicable performance period.

On August 27, 2026, Cornelius Boone, our Senior Vice President, Chief People Officer, modified a 10b5-1 Plan that he had previously adopted on March 6, 2026, which extends his 10b5-1 Plan’s duration to be in effect until December 31, 2027, subject to customary exceptions. His modified 10b5-1 Plan provides for sales from time to time of a portion of his shares of eBay common stock that he could receive upon the future vesting of certain outstanding equity awards, net of any shares withheld by us to satisfy applicable taxes. The number of shares to be withheld, and the number of shares available to be sold pursuant to Mr. Boone’s modified 10b5-1 Plan, can only be determined upon the occurrence of future equity award vesting events. For purposes of this disclosure, without subtracting any shares to be withheld upon future equity award vesting events, the maximum aggregate number of shares to be sold pursuant to Mr. Boone’s modified 10b5-1 Plan is 97,988. This amount includes target amounts of shares that may be earned pursuant to outstanding performance-based equity awards. The actual number of such shares earned, if any, could be higher or lower depending on attainment of performance goals during the applicable performance period.

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Income, (iii) Condensed Consolidated Statement of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders’ Equity and (v) Condensed Consolidated Statement of Cash Flows. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	X	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document and included in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eBay Inc.
Principal Executive Officer:

		By:	/s/ Jamie Iannone
Jamie Iannone
Chief Executive Officer and Director
Date:	October 29, 2026
Principal Financial Officer:

		By:	/s/ Peggy Alford
Peggy Alford
Chief Financial Officer
Date:	October 29, 2026
Principal Accounting Officer:

		By:	/s/ Rebecca Spencer
Rebecca Spencer
Vice President, Chief Accounting Officer
Date:	October 29, 2026